Form 10KSB/A
period 1995-09-30
SPARTA FOODS INC
filed 1996-01-16
CIK 838171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                              FORM 10-KSB/A (No. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                         Commission File No.: 000-19318

                               SPARTA FOODS, INC.
           (Name of Small Business Issuer as specified in its charter)

          Minnesota                                             41-1618240
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

                 2570 Kasota Avenue, St. Paul, Minnesota, 55108
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (612) 646-1888

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $.01 par value per share

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $11,991,988

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 19, 1995 was approximately $1,523,549 based upon the average high and low bid prices of the Registrant's Common Stock on such date.

There were 4,062,799 shares of Common Stock, $.01 par value, outstanding as of December 19, 1995.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's 1995 Annual Report to Shareholders for fiscal year ended September 30, 1995 and Proxy Statement for its 1996 Annual Meeting are incorporated by reference into Items 5, 6, and 7 of Part II and Items 9, 10, 11 and 12 of Part III, respectively.

Transitional Small Business Disclosure Format (check one).  Yes     No X



           Page 1 of 3 sequentially numbered pages. No Exhibit Index.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:


Name                            Age       Position with Company

Joel P. Bachul                  53        President and Chief Executive Officer

A. Merrill Ayers                49        Treasurer, Chief Financial Officer
                                              and Secretary

Thomas C. House                 49         Vice President of Operations


     Joel P. Bachul, has been the Chief Executive Officer and President of the Company, and its wholly-owned subsidiary, La Canasta of Minnesota, Inc. ("La Canasta"), since December 1, 1994. From August 1991 until July 1994, Mr. Bachul served as the Executive Vice President and Chief Operating Officer of Old Home Foods, Inc., a food processing and distribution concern. From July 1990 until July 1991, Mr. Bachul was the Executive Vice President and Chief Operating Officer of Bell Cold Storage which provides public and cold storage services. Mr. Bachul served as Senior Vice President of J.P. Foodservice, a foodservice distributor, from July 1989 through February 1990. From 1980 until July 1989, Mr. Bachul served as Vice President, Senior Vice President and Chief Operating Officer of PYA/Monarch, also a foodservice distributor.

     A. Merrill Ayers, has been the Treasurer, Chief Financial Officer and Secretary of the Company since November 9, 1994. Prior to joining the Company, Mr. Ayers served as Senior Vice President of ITT Consumer Financial Corp. from June 1992 until February 1994. From December 1989 through June 1992 Mr. Ayers was Vice President and Treasurer of Parsons, Brinckerhoff, Quade & Douglas, Inc., an engineering firm.

     Thomas C. House, has been employed by the Company since March 1993 as the Vice President of Operations. From December 1988 until March 1993, Mr. House was the plant manager at the Rosemount, Minnesota plant facilities of Continental Nitrogen & Resource Corporation, a manufacturer of ammonium nitrate-based products and fertilizers. Mr. House is currently responsible for the Company's plant operations, quality control and plant expansion, as well as purchasing and product distribution.

     There are no family relationships among any of the Company's directors or executive officers.

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934," respectively, which appear in the Company's definitive Proxy Statement filed pursuant to Regulation 14A not later than 120 days after the close of the Company's 1995 fiscal year end in connection with the Company's 1996 Annual Meeting of Shareholders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SPARTA FOODS, INC.


Dated:  January  8 , 1996                By /s/ Joel P. Bachul
                                            Joel P. Bachul, President


Dated:  January  8 , 1996                By /s/ A. Merrill Ayers
                                            A. Merrill Ayers, Chief Financial
                                            Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title


/s/ Joel P. Bachul               )
Joel P. Bachul, Director         )
                                 )
                                 )
/s/ George Masko                 )
George Masko, Director           )
                                 )     By:  /s/ Joel P. Bachul
                                 )          Joel P. Bachul for himself and as
/s/ Michael J. Kozlak            )          Attorney-in-Fact pursuant to Power
Michael J. Kozlak, Director                 of Attorney previously filed
                                 )
                                 )
/s/ Carmen S. Abril-Lopez        )     Date:  January  8 , 1996
Carmen S. Abril-Lopez, Director  )
                                 )
                                 )
/s/ Fredoon Anvary               )
Fredoon Anvary, Director         )
                                 )
                                 )
/s/ Ronald Fish                  )
Ronald Fish, Director            )