Form 10QSB
period 1995-12-31
SPARTA FOODS INC
filed 1996-02-14
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


    X Quarterly Report under Section 13 or 15 (d) of the Securities Exchange
                          ---------------------------
                                  Act of 1934.

               For the quarterly period ended December 31, 1995.

               Transition Report under Section 13 or 15 (d) of the
                                 Exchange Act.

                      For the transition period from to .

                        Commission File Number 000-19318


                               SPARTA FOODS, INC.
        (exact name of small business issuer as specified in its charter)


                              Minnesota 41-1618240
       (state or other jurisdiction of (IRS Employer Identification No.)
                         incorporation or organization)


                     2570 Kasota Avenue, St. Paul, MN 55108
                    (Address of principal executive offices)

                                 (612) 646-1888
                           (Issuer's telephone number)


 Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              4,062,799 shares of Common Stock at January 17, 1996

            Transitional Small Business Disclosure Format: Yes No X

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                                     December 31, 1995
ASSETS

Current Assets
         Cash                                                              $       550
         Accounts receivable, less allowance of $74,848                        780,248
         Inventories:
                  Finished goods                                               320,682
                  Raw materials and packaging                                  581,290
         Prepaid expenses                                                       66,186
                           Total current assets                              1,748,956
Property and Equipment                                                       5,855,952
         Less accumulated depreciation                                       1,840,052
                                                                           -----------
                                                                             4,015,900
Other Assets
         Goodwill, less accumulated amortization of $85,752                    474,138
         Covenants not-to-compete, less accumulated
         amortization of $199,267                                              134,233
         Property held for resale                                              940,000
         Other                                                                 252,862
                                                                           -----------
                                                                             1,801,233
                                                                             7,566,089
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
         Note payable, bank                                                    853,120
         Note payable, individuals                                             400,000
         Current maturities of long-term debt                                  600,603
         Accounts payable                                                    1,189,028
         Accrued expenses                                                      366,328
                                                                           -----------
                  Total current liabilities                                  3,409,079
Long-term Debt, less current maturities                                      2,484,593
Stockholders Equity
         Preferred Stock, authorized 1,000,000 shares, no designated par
         value; none issued                                                       --
         Common Stock, authorized 15,000,000 shares, $.01 par value;
         issued and outstanding 4,062,799 shares                                40,627
         Additional paid-in capital                                          3,777,317
         Accumulated deficit                                                (2,145,527)
                                                                           -----------
                                                                             1,672,417
                                                                           $ 7,566,089


See Notes to Condensed Consolidated Financial Statements

                               SPARTA FOODS, INC.
                Condensed Consolidated Statements of Operations
                                   (unaudited)


                                                       For the three months ended
                                                              December 31
                                                            1995           1994


Net Sales                                                   $ 2,920,625    $ 2,792,940

Cost of sales                                                 2,154,317      2,079,995
                                                            -----------    -----------

         Gross profit                                           766,308        712,945

Selling, general and administrative expenses                    701,314        746,990
                                                            -----------    -----------

         Operating income (loss)                                 64,994        (34,045)

Other income (expense), net                                       4,112         (3,071)

Interest expense                                               (141,501)      (120,739)
                                                            -----------    -----------

         Loss before income taxes                               (72,395)      (157,855)

Provision for income tax                                           --             --
                                                            -----------    -----------

         Net loss                                           $   (72,395)   $  (157,855)
                                                            ===========    ===========

Net loss per common share                                   $      (.02)   $      (.05)
                                                            ===========    ===========

Weighted average number of common shares
outstanding                                                   4,062,799      3,369,107
                                                            ===========    ===========


See Notes to Condensed Consolidated Financial Statements


                               SPARTA FOODS, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       For the three months
                                                                         ended December 31
                                                                           1995           1994
                                                                         ----------     ---------

Cash Flows From Operating Activities
         Net loss                                                          $   (72,395)   $  (157,855)

         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                129,471        130,563
                  Changes in assets and liabilities:
                           Accounts receivable                                (101,790)       (81,568)
                           Inventories                                          28,097         24,426
                           Prepaid expenses                                    (28,691)        (6,437)
                           Other assets                                        (15,527)       (42,157)
                           Accounts payable and accrued expenses               (24,913)       (98,868)
                                                                           -----------    -----------
         Net cash used in operating activities                                 (85,748)      (231,896)
                                                                           -----------    -----------

Cash Flows From Investing Activities
         Purchases of property and equipment                                   (23,444)      (112,673)
                                                                           -----------    -----------
         Net cash used in investing activities                                 (23,444)      (112,673)
                                                                           -----------    -----------

Cash Flows From Financing Activities
         Net short-term borrowings                                             255,399        237,997
         Long-term borrowings                                                     --           80,000
         Payments on long-term borrowings                                     (146,520)       (25,531)
         Issuance of Common Stock, excluding stock issued for
         conversion of debt, net of cost                                          --           71,529
                                                                           -----------    -----------
         Net cash provided by financing activities                             108,879        363,995
                                                                           -----------    -----------
         Net cash increase/(decrease)                                             (313)        19,426

Cash Balance
         Beginning of period                                                       863          4,348
                                                                           -----------    -----------
         End of period                                                     $       550    $    23,774
                                                                           ===========    ===========
Supplemental Disclosures of Cash Flow Information
         Cash payments for:
                  Interest                                                 $   135,884    $   254,339
                                                                           ===========    ===========

Supplemental Schedule of Noncash Financing
         Activities
           Conversion of long-term debt and accounts payable to
           Common Stock                                                    $      --      $ 1,137,800
           Conversion of accounts payable to long-term debt                       --          217,000
                                                                           ===========    ===========

See Notes to Condensed Consolidated Financial Statements

              Notes to Condensed Consolidated Financial Statements
                                December 31, 1995
                                   (unaudited)


NOTE 1.           GENERAL

The unaudited condensed consolidated balance sheet at December 31, 1995, the condensed consolidated statements of operations for the three-month periods ended December 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 1995 and 1994, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1996.

The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1995 and 1994, contained in Form 10-KSB and Form 10-KSB/A (No.1), respectively, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

NOTE 2.           FINANCING AGREEMENT

The  Company  has a  financing  agreement  with a bank which  involves a line of credit, term note and capital equipment note. At December 31, 1995, advances under this agreement are secured by the Company's accounts receivable, inventories and equipment. Maximum borrowings under the line of credit are determined by an accounts receivable and inventory borrowing base calculation or $1,200,000, whichever is less; such borrowings bear interest at prime plus 3 percent (11.5 percent at December 31, 1995). At December 31, 1995, $853,120 was outstanding on the line of credit. The Company is required to maintain certain minimum net income and net worth levels. In addition, a maximum debt to net worth ratio is specified, dividends and capital expenditures are restricted, and compensation and new options/warrants are also limited. Previously, the Company was in violation of certain financial covenants of the bank agreement and obtained a waiver of the covenant violations from the bank through December 31, 1995. The bank and the Company are currently negotiating new covenants based on fiscal 1996 financial projections.

NOTE 3.           SUBSEQUENT EVENT

On February 2, 1996, the Company raised $1,280,000 pursuant to a private offering of 2,560,000 units, each unit consisting of one share of Common Stock at $0.50 per share and a warrant, exercisable for three years, to purchase an additional share of Common Stock at $0.75 per share. The Company granted to investors in the offering one-time demand and piggy-back registration rights which expire on February 1, 1998. As a result of the offering, the Company's outstanding common shares have increased to 6,622,799 shares.

The following Pro Forma Balance Sheet is based upon the actual balance sheet of December 31, 1995 (unaudited) after giving effect to the sale on February 2, 1996 of 2,560,000 shares of Common Stock and the payment of certain debt. See Note A.

                                                                                           Pro Forma
                                        Balance Sheet      Pro Forma Adjustments       Balance Sheet at
                                      at Dec. 31, 1995           (Note A)                 Dec. 31, 1995
                                                                 --------
                                         (unaudited)      (increase)      (decrease)       (unaudited)
                              ---------------------------------------------------------------------------------


ASSETS
         Cash                               $       550    $ 1,239,445    $   700,000   $
                                                                              411,507       128,488
         Receivables                            780,248        780,248
         Inventories                            901,972        901,972
         Prepayments                             66,186         66,196
                                            -----------    -----------    -----------   -----------
           Current assets                     1,748,956      1,239,445      1,111,507     1,876,894
         Property and equipment, net          4,015,900      4,015,900
         Other assets                         1,801,233         40,000      1,761,233
                                            -----------    -----------    -----------   -----------
                                              7,566,089      1,239,445      1,151,507     7,654,027
                                            ===========    ===========    ===========   ===========
Liabilities and
  Stockholders Equity
         Note payable, bank                     853,120        700,000        153,120
         Note payable, individuals              400,000        400,000           --
         Long-term debt, current                600,603        600,603
         Accounts payable and accrued
         expenses                             1,555,356         11,507      1,543,849
                                                           -----------    -----------   -----------
           Current Liabilities                3,409,079      1,111,507      2,297,572
                                                           -----------    -----------   -----------
         Long-term debt, net                  2,484,593      2,484,593
                                                                          -----------   -----------
         Stockholders equity:
           Preferred Stock                         --             --
           Common Stock - outstanding
           shares 4,062,799 and 6,622,799        40,627         25,600         66,227
         Additional paid-in capital           3,777,317      1,173,845      4,951,162
         Accumulated deficit                 (2,145,527)    (2,145,527)
                                                           -----------    -----------   -----------
                                                             1,672,417      1,199,445     2,871,862
                                            -----------    -----------    -----------   -----------
                                            $ 7,566,089      1,199,445    $ 1,111,507   $ 7,654,027
                                            ===========    ===========    ===========   ===========


Note A

On February 2, 1996, the Company received $1,239,445, net of broker's commission and miscellaneous fees of $40,555, from the sale of 2,560,000 shares of its Common Stock at $0.50 per share. The proceeds were used to reduce its Line of Credit with a bank by $700,000 and to pay in full its notes payable to individuals of $400,000 and accrued interest thereon. Financing cost of approximately $40,000 is charged to Additional Paid-in Capital.


NOTE 4.           NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is calculated based on the net income (loss) for the period and the weighted average number of common shares outstanding during the period. Common Stock equivalents (options and warrants) are anti-dilutive for both of the three-month periods ended December 31, 1995 and 1994.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

La Canasta of Minnesota, Inc. ("La Canasta"), the Company's predecessor, and now a wholly-owned subsidiary of the Company, began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. The Company was organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, the Company acquired all of the outstanding capital stock of La Canasta. The shareholders of La Canasta entered into this transaction to obtain capital for La Canasta and to facilitate La Canasta's plans to expand its product lines, markets and production capabilities. La Canasta began expanding its product mix in 1990 when it acquired food processing equipment from SuperValu, Inc. in Hopkins, Minnesota, and started producing Ken Davis barbecue sauces. This enabled La Canasta to expand into other tomato-based products, such as Mexican salsas and picante sauces. In January 1992, the Company continued with this expansion by acquiring the business of Cruz Distributing, Inc., a distributor of Cruz brand press flour tortillas to retail establishments and McDonald's restaurants. In November 1992, the Company acquired from Chapala International, Inc. the Chapala registered trademarks and trade names, and certain other assets related to the sale and distribution of Mexican-style foods to wholesalers and others for retail sale, including product formulas for salsas and customer lists.

In  October  1993,  the  Company  acquired  substantially  all of the  assets of
International Food Products, Inc. ("IFP") of Lakeville, Minnesota, which was engaged in the manufacture and sale of tortillas and tortilla chips. This acquisition provided the Company with additional manufacturing capabilities, the established La Campana Paradiso and Mexitos brand names, and the retail and food service distribution services of Bradley Distributing, Inc. and Sysco Corporation, respectively.

The foregoing acquisitions were effected to improve the Company's capacity to efficiently manufacture a broad line of Mexican-style food products and to increase sales and market share by developing a broad-based responsive and capable distribution network. While these acquisitions increased sales, the Company incurred significant legal, accounting and debt-related expenses to complete the transactions. As a result, the Company incurred a substantial loss in fiscal 1994.

     In response to this loss, the ongoing problems integrating the Company's acquisitions and other corporate problems, the Board of Directors adopted a restructuring plan in October 1994. In the first quarter of fiscal 1995, the Board of Directors hired Joel Bachul and Merrill Ayers as its new CEO and CFO, respectively, and they were given the primary responsibility of managing the restructuring process. The focus of management's efforts to date has been to complete a comprehensive financial restructuring and effectuate changes in connection with its products and its production and distribution systems necessary to attain future profitability. In August 1995, the company relocated its Lakeville, Minnesota tortilla and tortilla chip production operations to its St. Paul manufacturing facility. The 45,000 square-foot Lakeville facility operated four production lines and employed 33 people. For the year ended September 30, 1995, the Company recorded a $943,778 loss including a $302,612 write-down of the Lakeville facility to reflect the recorded value of this property at the lower of cost or fair market value. On February 1, 1996, the Company leased the Lakeville facility for a period of 10 years with a purchase option.


Results of Operations

The Company's net sales increased $127,685 (4.6%) for the three months ended December 31, 1995, as compared to the three months ended December 31, 1994. This increase primarily resulted from expansion of the Company's existing customer base in the retail and food service industries as well as expansion into new territories.

The Company has historically had higher sales in its third and fourth fiscal quarters which end June 30 and September 30, respectively, than in its first and second quarters. Management believes that this is a result of seasonal consumption patterns with respect to the Company's food products, such as consumption of higher volumes of tortilla chips, salsas, and barbecue sauces, during the summer months. This seasonality may cause quarterly results of operations to fluctuate.

Gross profit, as a percentage of net sales, for the three months ended December 31, 1995, was 26.2% compared to 25.5% for the three months ended December 31, 1994. The higher percentage reflects some of the cost savings achieved in the initial stages of consolidation of the Company's two production facilities which was completed during the fourth fiscal quarter of 1995.

Selling, general and administrative expenses decreased $45,676 or 6% in the three months ended December 31, 1995, as compared to the same period in 1994. Selling, general and administrative expenses, as a percentage of net sales, decreased 3% to 24% for the three months ended December 31, 1995, as compared to the same period in 1994. These decreases are due mainly to the return to more normal expense levels following the costs associated with the IFP operating activities, related integration costs of the acquisition and costs associated with the comprehensive financial restructuring in December 1994.

Interest expense increased $20,762 for the three month period ended December 31, 1995 compared to the three months ended December 31, 1994. This reflects primarily the effect of increased interest rates and fees from the Company's bank debt. Expected interest expense rate reductions did not occur due to the delay in raising additional capital until the second fiscal quarter of 1996.

Liquidity and Capital Resources

The Company has financed its activities to date primarily through debt, cash generated from its operations and, to a lesser extent, through the issuance of Common Stock.

Cash used in operating  activities during the three months ended  December
31, 1995, was $85,748 consisting primarily of the net loss of $72,395, a decrease in accounts payable and accrued expenses of $24,913, an increase in accounts receivable of $101,790 and an increase in prepaid expenses and other assets of $44,218, offset by depreciation and amortization of $129,471 and a decrease in inventories of $28,097. Cash used in investing activities was $23,444, primarily the result of capitalized costs associated with a new press tortilla line in fiscal 1995 and the installation of production equipment moved from the IFP production facility. Cash provided by financing activities was $108,879 due mainly to a net increase in short-term borrowings under the line of credit and short-term Convertible Notes payable to individuals, as described below.

On October 20, 1995 the Company raised $400,000 from the issuance of Convertible Notes that carry an annual interest rate of 10%. As additional consideration to the Noteholders, the Company issued Warrants to purchase an aggregate 400,000 shares of Common Stock, exercisable at $0.50 per share. The Warrants expire 36 months from the date the loans were made. The Noteholders converted the Notes into Units sold by the Company as part of the private offering.

As of December 31, 1995, the Company had fully drawn its availability under its bank Line of Credit and had been granted an overadvance availability of up to $100,000 through January 31, 1996. The amount available under this Line of Credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The Line of Credit, Bank Term Note and Bank Capital Note are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. The Company was in default of the financial covenants as of December 31, 1995, and the bank has waived such defaults through December 31, 1995. The Company and the bank are currently negotiating new covenants based on fiscal 1996 financial projections. It is management's opinion that the Company will be able to meet the requirements of these new covenants in the future. However, there is no assurance that the Company will not violate the financial covenants in the future or that the bank will waive any such violations.

At December 31, 1995, the Company had cash of $550 and a negative working capital of $1,660,123. As of December 31, 1995, none of the Company's creditors have threatened or instituted formal legal proceedings against the Company.

On February 2, 1996, the Company raised $1,280,000 pursuant to a private offering of 2,560,000 units, each unit consisting of one share of Common Stock at $0.50 per share and a warrant, exercisable for three years, to purchase an additional share of Common Stock at $0.75 per share. The Company granted to investors in the offering one-time demand and piggy-back registration rights, which expire on February 1, 1998.

The Company believes that the additional capital raised, its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1996, assuming the following: (i) the Company's fiscal 1996 sales equal or exceed fiscal 1995 sales; (ii) there are no significant increases in expenses in fiscal 1996; and (iii) the Company is able to keep its bank credit facilities operative. With the Company's retail brands' dominant position in the local retail market and the strong growth in the food service sector, management believes that fiscal 1996 sales will exceed 1995 sales. It also believes that the Company will significantly reduce its expenses in fiscal 1996 with the consolidation and lease of the Lakeville facility. While the Company believes these assumptions are reasonable, there is no assurance that the Company will not require additional working capital to be able to maintain its operations.

                           PART II. OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

                  (a) Warrants of 582,246 were issued by the Company in its Private Placement of December 9, 1994, and were repriced to $0.50 on October 20, 1995 in conjunction with bridge financing obtained by the Company, which financing included warrants at that price.

                  (b) Reference is invited to Form 8-K, which is dated February 2, 1996 and relates to the Private Placement of February 2, 1996.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                  A report on Form 8-K was not filed during the quarter ended December 31, 1995.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SPARTA FOODS, INC.
                                         (Registrant)


Dated:  February 13, 1996              By: /s/ Joel P. Bachul
                                           Joel P. Bachul,
                                           President and Chief Executive Officer


Dated:  February 13, 1996              By: /s/ A. Merrill Ayers
                                          A. Merrill Ayers
                                         Treasurer, Secretary and Chief
                                         Financial Officer