Form 10QSB
period 1996-03-31
SPARTA FOODS INC
filed 1996-05-13
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


              X Quarterly Report under Section 13 or 15 (d) of the
                          ---------------------------
                        Securities Exchange Act of 1934.
                                   ---------

                 For the quarterly period ended March 31, 1996.

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

                 6,662,799 shares of Common Stock at May 3, 1996

            Transitional Small Business Disclosure Format: Yes No X

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheet
                                   (unaudited)

                                                                                  March 31, 1996
ASSETS
Current Assets
         Cash                                                                     $      27,114
         Accounts receivable, less allowance of $39,544                                 701,755
         Inventories:
             Finished goods                                                             327,487
             Raw materials and packaging                                                544,803
         Prepaid expenses                                                                78,227
                  Total currents assets                                               1,679,386

Property and Equipment                                                                5,882,965
         Less accumulated depreciation                                                1,946,684
                                                                                     __________
                                                                                      3,936,281

Other Assets
         Goodwill, less accumulated amortization of $91,287                             468,603
         Covenants not-to-compete, less accumulated amortization
            of $211,300                                                                 122,200
         Property held for resale, less accumulated depreciation of $3,996              936,004
         Other                                                                          235,700
                                                                                      __________
                                                                                      1,762,507
                                                                                      7,378,174

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
         Note payable, bank                                                             680,870
         Current maturities of long-term debt                                           600,603
         Accounts payable                                                               640,846
         Accrued expenses                                                               289,195
                                                                                       __________
                  Total current liabilities                                           2,211,514
Long-term Debt, less current maturities                                               2,336,509

Stockholders Equity
         Preferred Stock, authorized 1,000,000 shares, no designated
            par value; none issued                                                         ---
         Common Stock, authorized 15,000,000 shares, $.01 par value;
            issued and outstanding 6,662,799 shares                                      66,628
         Additional paid-in capital                                                   4,928,373
         Accumulated deficit                                                         (2,164,850)
                                                                                     ____________
                                                                                      2,830,151
                                                                                    $ 7,378,174

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)


                                         For the three months                                       For the six months
                                              ended                                                       ended
                                            March 31                                                     March 31
                            -------------------------------------------------                   ---------------------------
                               1996                        1995                          1996                        1995
                              -------                    -------                       -------                     --------
Net sales                      $ 2,995,452                 $ 2,843,315                   $ 5,916,077                 $ 5,636,255

Cost of sales                    2,177,662                   2,150,868                     4,331,979                   4,230,863
                              ---------------------       ---------------------        -----------------       ---------------------

 Gross profit                      817,790                     692,447                     1,584,098                   1,405,392

Selling, general and administrative
expenses                           757,706                     979,460                     1,459,020                   1,726,450
                               ---------------------       ---------------------        ----------------       ---------------------

 Operating income (loss)            60,084                   (287,013)                       125,078                   (321,058)

Other income (expense), net         30,276                      41,307                        34,387                      38,236

Interest expense                 (109,682)                   (108,818)                     (251,183)                   (229,557)
                              ---------------------       ---------------------        -----------------       ---------------------

 Loss before income taxes         (19,322)                   (354,524)                      (91,718)                   (512,379)

Provision for income tax             ---                         ---                           ---                         ---
                              ---------------------       ---------------------        ------------------      --------------------

    Net loss for the period       $  (19,322)                $  (354,524)                   $  (91,718)                $  (512,379)
                              =====================       =====================        ======================  ====================

Net loss per common share        $        --                    $  (.09)                      $  (.02)                    $  (.14)
                              =====================       =====================        ======================  =====================

Weighted average number of common
 shares outstanding                 5,718,183                   4,062,799                     4,885,968                   3,712,141
                              =====================       =====================        ======================   ===================


See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                         For the six months
                                                                                              ended
                                                                                             March 31
                                                                       1996                                   1995
                                                           -------------------------------       ---------------------------------
Cash Flows From Operating Activities
         Net loss                                                      $(91,718)                              $(512,379)
         Adjustments to reconcile net loss to net cash used
          in operating activities:
                  Depreciation and amortization                         262,437                                 252,226

                  Changes in assets and liabilities:
                           Accounts receivable                          (23,297)                                  76,137
                           Inventories                                   57,779                                (13,659)
                           Prepaid expenses                             (40,732)                                (71,096)
                           Other assets                                  (3,135)                                (45,830)
                           Accounts payable and accrued
                            expenses                                   (630,228)                                (66,333)
                                                                       ---------                              ----------
                  Net cash used in operating activities                (468,894)                               (380,934)
                                                                       ---------                              ----------
Cash Flows From Investing Activities
         Purchases of property and equipment                            (50,457)                               (357,771)
                                                                       ---------                              ----------
         Net cash used in investing activities                          (50,457)                               (357,771)
                                                                       ---------                              ----------
Cash Flows From Financing Activities
         Net borrowings (payments) on line of credit                   (316,851)                                 395,369
         Long-term borrowings (repayments), net                        (294,604)                                 374,845
         Issuance of Common Stock (excluding stock issued
          for conversion of debt), net of cost                        1,157,057                                 (8,522)
                                                                       ---------                              ----------
         Net cash provided by financing activities                      545,602                                 761,692
                                                                       ---------                              ----------
         Net increase in cash                                            26,251                                  22,987

Cash Balance
         Beginning of period                                                863                                   4,348
                                                                        --------                              ----------
         End of period                                                 $ 27,114                              $   27,335
                                                                       ========                              ==========

Supplemental Disclosures of Cash Flow Information
         Cash payments for:
                  Interest                                            $ 261,136                              $  351,945
                                                                       =========                              ==========

Supplemental Schedule of Noncash Financing Activities

         Conversion to Common Stock:
          of trade account payable                                      $20,000                             $     ---
          of long-term debt and trade accounts payable                     ---                               1,137,790
         Conversion to long-term debt of accounts payable                  ---                                 217,000

         Debt forgiven on leased asset                                     ---                                  12,861
                                                                    ===========                            ===========

See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1996
                                   (unaudited)

NOTE 1.           GENERAL

     The unaudited condensed consolidated balance sheet at March 31, 1996, the condensed consolidated statements of operations for the three-month periods and the six-month periods ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1996 and 1995, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1996.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1995 and 1994, contained in Form 10-KSB and Form 10-KSB/A(No.1), and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.


NOTE 2.           FINANCING AGREEMENT

     The Company has a financing agreement with a bank which involves a line of credit, term note and capital equipment note. At March 31, 1996, advances under this agreement are secured by the Company's accounts receivable, inventories and equipment. Maximum borrowings under the line of credit are determined by an accounts receivable and inventory borrowing base calculation or $1,200,000, whichever is less; such borrowings bear interest at prime plus 2 percent (10.25 percent at March 31, 1996). At March 31, 1996, $680,870 was outstanding on the line of credit. The Company is required to maintain certain minimum net income and net worth levels. In addition, a maximum debt to net worth ratio is specified, dividends and capital expenditures are restricted, and compensation and new options / warrants are also limited. Previously, the Company was in violation of certain financial covenants of the financing agreement and obtained a waiver of the covenant violations from the bank. The bank and the Company have negotiated new covenants based on fiscal 1996 financial projections.

NOTE 3.           SALE OF COMMON STOCK

     On February 2, 1996, the Company raised $1,280,000 pursuant to a private offering of 2,560,000 units, each unit consisting of one share of Common Stock at $0.50 per share, and a warrant to purchase an additional share of Common Stock at $0.75 per share. The warrants are exercisable for a three-year period. The Company is in the process of filing a registration statement on Form S-3 to register the resale by certain shareholders of its Common Stock.

NOTE 4.           NET INCOME (LOSS) PER COMMON SHARE

     Net income ( loss) per common share is  calculated  based on the net income
(loss) for the period and the weighted average number of common shares outstanding during the period. Common Stock equivalents (options and warrants) are anti-dilutive for both of the three-month and the six-month periods ended March 31, 1996 and 1995.

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

     In response to this loss, the ongoing problems of integrating the Company's acquisitions and other corporate problems, the Board of Directors adopted a restructuring plan in October 1994. In the first quarter of fiscal 1995, the Board of Directors hired Joel Bachul and Merrill Ayers as its new CEO and CFO, respectively, and they were given the primary responsibility of managing the restructuring process. The focus of management's efforts to date has been to complete a comprehensive financial restructuring and effectuate changes in connection with its products and its production and distribution systems necessary to attain future profitability. In August 1995, the company relocated its Lakeville, Minnesota tortilla and tortilla chip production operations to its St. Paul manufacturing facility. The 45,000 squarefoot Lakeville facility operated four production lines and employed 33 people. On February 1, 1996, the Company leased the Lakeville facility for a period of 10 years with a purchase option.

     Results of Operations

     The Company's net sales increased $279,822 (5.0%) for the six months ended March 31, 1996, as compared to the six months ended March 31, 1995. This increase primarily resulted from expansion of the Company's existing customer base in the retail and food service industries as well as expansion into new territories. Net sales increased $152,137 (5.4%) for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995.

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

     Gross profit, as a percentage of net sales, for the six months ended March 31, 1996 was 26.8% compared to 24.9% for the same period in 1995. Gross profit, as a percentage of net sales, for the three months ended March 31, 1996, was 27.3% compared to 24.4% for the three months ended March 31, 1995. The higher percentage reflects increased efficiency and cost savings achieved in the consolidation of the Company's Lakeville production facility with its St. Paul production facility which was completed during the fourth quarter of fiscal 1995.

     Selling, general and administrative expenses decreased $267,430 or 15% in the six months ended March 31, 1996, as compared to the same period in 1995. These expenses decreased $221,754 or 23% in the three months ended March 31, 1996, as compared to the same period in 1995. Selling, general and administrative expenses, as a percentage of net sales, decreased 6 % to 25 % for the six months ended March 31, 1996, as compared to the same period in 1995 and 9 % to 25 % for the three months ended March 31, 1996 as compared to the same period in 1995. These decreases are due primarily to the absence of expenses associated with the Company's comprehensive financial restructuring that occurred in the first two quarters of fiscal 1995.

     Interest expense increased $21,626 for the six-month period ended March 31, 1996 compared to the same period ended March 31, 1995. Interest expense increased $864 for the three-month period ended March 31, 1996 compared to the three months ended March 31, 1995. The six-month increase partially reflects the effect of increased interest rates and fees from the Company's bank debt. Expected interest expense rate reductions did not occur earlier in the year due to the delay in raising additional capital until February 2, 1996. The smaller increase for the three-month period reflects the effect of interest rate and debt reductions that occurred for a portion of the period following the completion of the private stock offering. Both the six-month and three-month increases reflect the interest from the $400,000 bridge loan outstanding from October 20, 1995 through February 2, 1996 which was converted into the private stock offering.

     Liquidity and Capital Resources

     The Company has financed its activities to date primarily through debt, cash generated from its operations and the issuance of Common Stock.

     Cash used in operating activities during the six months ended March 31, 1996, was $468,894 consisting principally of the decrease of accounts payable and accrued expenses of $630,228, offset by a positive operating cash flow of $170,719 (net loss of $91,718 adjusted for non-cash depreciation and amortization expenses of $262,437). Cash used in investing activities was $50,457, primarily the result of capitalized costs associated with a new press tortilla line in fiscal 1995 and the refurbishing of other production equipment. Cash provided by financing activities was $545,602 due mainly to the issuance of additional Common Stock for $1,157,057 offset by reductions in bank borrowings of $611,455.

     The Company estimates that as of March 31, 1996, there is an additional $205,000 which could be drawn under its bank Line of Credit. The amount available under this Line of Credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The Line of Credit, Bank Term Note and Bank Capital Note are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. The Company has been in default of the financial covenants in the past. The bank has waived such defaults, and the bank and the Company have amended such covenants based on fiscal 1996 financial projections. It is management's opinion that the Company will be able to meet the requirements of these new covenants in the future. However, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any violations.

     At March 31, 1996, the Company had cash of $27,114 and a negative working capital of $532,128. As of May 10, 1996, none of the Company's creditors have threatened or instituted formal legal proceedings against the Company.

     On February 2, 1996, the Company raised $1,280,000 pursuant to a private offering of 2,560,000 units, each unit consisting of one share of Common Stock at $0.50 per share and a warrant, exercisable for three years, to purchase an additional share of Common Stock at $0.75 per share. The Company granted to investors in the offering one-time demand and piggy-back registration rights, which expire on February 1, 1999. The Company is in the process of registering the resale of shares issued pursuant to the private placement.

     The Company believes that the additional capital raised, its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1996, assuming the following: (i) the Company's fiscal 1996 sales equal or exceed fiscal 1995 sales; (ii) there are no significant increases in expenses in fiscal 1996; and (iii) the Company is able to keep its bank credit facilities operative. With the Company's retail brands dominant position in the local retail market and the strong growth in the foodservice sector, management believes that fiscal 1996 sales will exceed 1995 sales. It also believes that the Company will significantly reduce its expenses in fiscal 1996 with the consolidation and lease of the Lakeville facility. While the Company believes these assumptions are reasonable, there is no assurance that the Company will not require additional working capital to be able to maintain its operations.

                           PART II. OTHER INFORMATION

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 22, 1996, Sparta Foods, Inc. (the "Registrant") held an annual meeting of the shareholders, and the persons nominated by management as listed in the Registrant's proxy statement dated January 19, 1996 (Joel P. Bachul, Michael J. Kozlak, Edward K. Jorgensen, Richard H. Leepart and R. Dean Nelson) were elected to the Registrant's Board of Directors in a solicitation of proxies pursuant to Regulation 14A of the Securities Exchange Act of 1934.

     The following matters were also voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as abstentions and broker non-votes, with respect to such matters, are set forth below:

                                                                        Votes Cast                 Number                 Number of
                                                Votes Cast               Against or                   of                     Broker
Matter                                             For                    Withheld               Abstentions               Non-votes

To set the number of members                    2,611,322                  31,116                   10,644                    -0-
of the Board of Directors at
seven (7)

To adopt the Sparta Foods,                      1,908,036                  64,708                   18,951                  661,387
Inc. Amended and Restated
Stock Option Plan, including
(i) an increase from 400,000 to
950,000 in the number of
shares reserved for issuance
under the Plan and (ii) the
addition of a provision for the
automatic grant of certain
options to each of the
Company's nonemployee
directors.

To approve the selection of                     2,647,049                  2,533                    3,500                     -0-
McGladrey & Pullen,  LLP as the Registrant's
independent public accountants for
the year ending September 30, 1996


     ITEM 5.      OTHER INFORMATION


     During the meeting of the Board of Directors on February 22, 1996, the Board elected Larry P. Arnold a director, bringing the size of the Company's Board to six members. Mr. Arnold, a Twin Cities-based private investor, was a founding partner of Wessels, Arnold & Henderson, a Minneapolis-based investment banking and brokerage firm. He retired from the firm in 1993.


     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.40 Distribution Agreement dated January 2, 1996 between Catalina Specialty Foods, Inc. and the Company.

     10.41 Form of Warrant issued to certain investors who purchased Units, consisting of Common Stock and Warrants, pursuant to the Company's private placement dated February 2, 1996.

     10.42 Form of Registration Rights Agreement dated February 2, 1996 between and among the Company and certain shareholders who purchased Units pursuant to the Company's private placement.

     10.43 Third Amendment to Credit Agreement dated April 23, 1996 by and among Norwest Bank Minnesota, N.A., Sparta Foods, Inc., and La Canasta of Minnesota, Inc.

     27  Financial Data Schedule (filed only in electronic format)

     (b) Reports on Form 8-K

     A report on Form 8-K dated February 2, 1996 was filed during the quarter ended March 31, 1996 relating to a private offering of Common Stock. See Note 3 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SPARTA FOODS, INC.
                                       (Registrant)

Dated:       May 13, 1996               By:/s/ Joel P. Bachul
                                           Joel P. Bachul,
                                           President and Chief Executive Officer

Dated:       May 13, 1996               By: /s/ A. Merrill Ayers
                                           A. Merrill Ayers
                                           Treasurer, Secretary and
                                           Chief Financial Officer



                               SPARTA FOODS, INC.
                                 Exhibits Index

Exhibit
Number                    Description

10.40 Distribution Agreement dated January 2, 1996 between Catalina Specialty Foods, Inc. and the Company.

10.41 Form of Warrant issued to certain investors who purchased Units, consisting of Common Stock and Warrants, pursuant to the Company's private placement dated February 2, 1996.

10.42 Form of Registration Rights Agreement dated February 2,1996 between and among the Company and certain shareholders who purchased Units pursuant to the Company's private placement.

10.43 Third Amendment to Credit Agreement dated April 23, 1996 by and among Norwest Bank Minnesota, N.A., Sparta Foods, Inc., and La Canasta of Minnesota, Inc.

27                      Financial Data Schedule (filed on in electronic format)