Form 10QSB
period 1996-06-30
SPARTA FOODS INC
filed 1996-08-13
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] Quarterly Report under Section 13 or 15 (d) of the Securities  Exchange
      Act of 1934.

      For the quarterly period ended June 30, 1996.

[   ] Transition Report under Section 13 or 15 (d) of the Exchange Act.

      For the transition period from          to

                        Commission File Number 000-19318

                               SPARTA FOODS, INC.
        (exact name of small business issuer as specified in its charter)


        Minnesota                                            41-1618240
(state or other jurisdiction of                (IRS Employer Identification No,)
incorporation or organization)


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

               6,674,049 shares of Common Stock at August 2, 1996

Transitional Small Business Disclosure Format:  Yes             No       X

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements                                                3

         Condensed  Consolidated  Balance  Sheets at
         June 30, 1996 and September 30, 1995                                3

         Condensed Consolidated Statements of Operations for the
         three-month periods and the nine-month periods ended
         June 30, 1996 and 1995                                              4

         Condensed Consolidated Statements of Cash Flows for the
         nine-month periods ended June 30, 1996 and 1995                     5

         Notes to Condensed Consolidated Financial Statements -
         June 30, 1996                                                       7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  13

EXHIBIT INDEX                                                               14

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets


                                                        June 30, 1996  September 30,
                                                         (unaudited)       1995
                                                        -------------  -------------
     ASSETS
     Current Assets
         Cash                                           $       600    $       863
         Accounts receivable, less allowance
           of $39,544 (1996) and $75,000 (1995)             762,629        678,458
         Inventories
         Finished goods                                     269,455        320,303
         Raw materials and packaging                        545,529        609,766
         Prepaid expenses                                    55,370         37,495
                                                        -----------    -----------
              Total current assets                        1,633,583      1,646,885
                                                        -----------    -----------

     Property and Equipment                               5,886,544      5,832,508
         Less accumulated depreciation                    2,039,258      1,733,420
                                                        -----------    -----------
                                                          3,847,286      4,099,088
                                                        -----------    -----------
     Other Assets
        Goodwill, less accumulated amortization
          of $96,822 (1996) and $80,148 (1995)              463,069        479,673
        Covenants not-to-compete, less accumulated
          amortization of $223,333 (1996) and
          $186,733 (1995)                                   110,167        146,767
        Property held for resale, less accumulated
          depreciation of $9,990 (1996)                     930,010        940,000
        Other                                               223,491        242,105
                                                        -----------    -----------
                                                          1,726,737      1,808,545
                                                        -----------    -----------
                                                        $ 7,207,606    $ 7,554,518
                                                        ===========    ===========

     LIABILITIES AND STOCKHOLDERS EQUITY
     Current Liabilities
        Note payable, bank                              $   416,448    $   997,721
        Current maturities of long-term debt                598,479        594,803
        Accounts payable                                    648,970      1,218,455
        Accrued expenses                                    409,372        361,814
                                                        -----------    -----------
                 Total current liabilities                2,073,269      3,172,793
                                                        -----------    -----------

     Long-term Debt, less current maturities              2,189,055      2,636,913
                                                        -----------    -----------
     Stockholders Equity
        Preferred Stock, authorized 1,000,000 shares,
          no designated par value, none issued                 --             --
        Common Stock, authorized 15,000,000 shares,
          $.01 par value; issued and outstanding
          6,672,799 (1996) and 4,062,799 (1995)              66,728         40,627
        Additional paid-in capital                        4,920,504      3,777,317
        Accumulated deficit                              (2,041,950)    (2,073,132)
                                                        -----------    -----------
                                                          2,945,282      1,744,812
                                                        -----------    -----------
                                                        $ 7,207,606    $ 7,554,518
                                                        ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                       For the three                     For the nine
                                                        months ended                     Months ended
                                                           June 30                         June 30
                                                           -------                         -------
                                                      1996           1995            1996          1995
                                                      ----           ----            ----          ----
     Net sales                                    $ 3,346,613    $ 3,167,468    $ 9,262,690    $ 8,803,723

     Cost of sales                                  2,430,227      2,224,996      6,762,206      6,455,859
                                                   ----------     ----------     ----------     ----------
         Gross profit                                 916,386        942,472      2,500,484      2,347,864
     Selling, general and administrative
     expenses                                         735,602        830,145      2,194,622      2,556,595
                                                   ----------     ----------     ----------     ----------
         Operating income (loss)                      180,784        112,327        305,862       (208,731)
     Other income (expense), net                       35,826         (1,992)        70,213         36,244
     Interest expense                                 (93,710)      (143,306)      (344,893)      (372,863)
                                                   ----------     ----------     ----------     ----------
         Income (loss) before income taxes            122,900        (32,971)        31,182       (545,350)
     Provision for income tax                            --             --             --             --
                                                   ----------     ----------     ----------     ----------
         Net income (loss)                        $   122,900    $   (32,971)   $    31,182    $  (545,350)
                                                   ==========     ==========     ==========     ==========

     Net income (loss) per common and common
       equivalent share:
         Primary earnings (loss) per share        $       .01    $      (.01)   $       .01    $      (.14)
                                                  ===========    ===========    ===========    ===========
         Weighted average number of
         common and common equivalent
         shares outstanding                         9,162,490      4,062,799      6,505,866      3,829,028
                                                  ===========    ===========    ===========    ===========

         Full diluted earnings (loss) per share   $       .01    $      (.01)          --      $      (.14)
                                                  ===========    ===========    ===========    ===========
         Weighted average number of
         common and common equivalent
         shares outstanding                         9,292,110      4,062,799      7,118,036      3,829,028
                                                  ===========    ===========    ===========    ===========





           See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    For the nine
                                                                    months ended
                                                                      June 30
                                                                      -------
                                                               1996           1995
                                                                ----          ----
     Cash Flows from Operating Activities
         Net income (loss)                                $    31,182    $  (545,350)
         Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
         Depreciation and amortization                        401,043        382,079
         Changes in assets and liabilities:
              Accounts receivable                             (84,171)        46,586
         Inventories                                          115,085         19,408
         Prepaid expenses                                     (18,614)       (44,104)
         Other assets                                           5,041        (82,990)
         Accounts payable and accrued expenses               (501,927)       (12,704)
                                                          -----------    -----------
     Net cash used in operating activities                    (52,361)      (237,075)
                                                          -----------    -----------

     Cash Flows from Investing Activities
         Purchases of property and equipment                  (71,734)      (365,622)
                                                          -----------     ----------
     Net cash used in investing activities                    (71,734)      (365,622)
                                                          -----------     ----------

     Cash Flows From Financing Activities
         Net borrowings (payments) on line of
          credit                                             (581,274)       491,454
         Long-term borrowings (repayments), net              (444,182)       196,897
         Issuance of Common Stock
              (excluding stock issued for conversion of
              debt), net of cost                            1,149,288        (38,498)
                                                          -----------     ----------
     Net cash provided by financing activities                123,832        649,853
                                                          -----------     ----------

     Net increase (decrease) in cash                             (263)        47,156

     Cash Balance
         Beginning of period                                      863          4,348
                                                          -----------     ----------

         End of period                                    $       600    $    51,504
                                                          ===========    ===========
     Supplemental Disclosures of Cash Flow Information
         Cash payments for:
              Interest                                    $   356,149    $   491,453
                                                          ===========    ===========
     Supplemental Schedule of Noncash Financing
      Activities
      Conversion to Common Stock:
         of trade account payable                         $    20,000    $      --
         of long-term debt and trade accounts payable            --        1,137,790
      Conversion to long-term debt of trade
         accounts payable                                        --          217,000
      Debt forgiven on leased asset                              --           12,861
                                                          ===========    ===========



           See Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1996
                                   (unaudited)

NOTE 1.       GENERAL

The unaudited condensed consolidated balance sheet at June 30, 1996, the condensed consolidated statements of operations for the three-month periods and the nine-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1996 and 1995, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1996.

The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1995 and 1994, contained in Form 10-KSB and Form 10-KSB/A(No.1), and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

NOTE 2.       FINANCING AGREEMENT

The Company has a financing agreement with a bank which involves a line of credit, term note and capital equipment note. At June 30, 1996, advances under this agreement are secured by the Company's accounts receivable, inventories and equipment. Maximum borrowings under the line of credit are determined by an accounts receivable and inventory borrowing base calculation or $1,200,000, whichever is less; such borrowings bear interest at prime plus 2 percent (10.25 percent at June 30, 1996). At June 30, 1996, $416,448 was outstanding on the line of credit. The Company is required to maintain certain minimum net income and net worth levels. In addition, a maximum debt to net worth ratio is specified, dividends and capital expenditures are restricted, and compensation and new options / warrants are also limited. Previously, the Company was in violation of certain financial covenants of the financing agreement and obtained a waiver of the covenant violations from the bank. The bank and the Company have negotiated new covenants based on fiscal 1996 financial projections.

NOTE 3.       SALE OF COMMON STOCK

On February 2, 1996 the Company raised $1,280,000 pursuant to a private offering of 2,560,000 units, each unit consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock at $0.75 per share. The Warrants are exercisable for a three-year period. The Company has filed a Form S-3 Registration Statement which has been declared effective by the Securities and Exchange Commission, to register the possible resale by certain shareholders of the shares issued and warrant shares that may be issued upon exercise of warrants received in the offering.

NOTE 4.       INCOME TAX

The provision for income tax is stated at zero because the statutory tax is offset by the availability of tax benefits from prior years.

NOTE 5.       NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

For the three-month and nine-month periods ended June 30, 1996, primary earnings per common and common equivalent share is calculated based on the net income for the period and the weighted average number of common shares outstanding during the period assuming the issuance of shares for the exercise of all stock options and warrants having exercise prices which are less than the average market price of Common Stock using the treasury stock method. Under that method, the assumed proceeds from the exercises are used to repurchase shares to the extent possible and then apply the balance of the funds to reduce debt, thereby decreasing interest expense; accordingly, 1996 net income has been increased for the computation of primary earnings by $12,534 (three-month period) and $15,415 (nine-month period). The computation of fully diluted earnings per share employs the treasury stock method but uses the market price at the close of the period rather than the average prices during the periods.

Common Stock equivalents (options and warrants) were anti-dilutive for the three-month and the nine-month periods ended June 30, 1995.

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

     The foregoing acquisitions were effected to improve the Company's capacity to efficiently manufacture a broad line of Mexican-style food products and to increase sales and market share by developing a broad-based responsive and capable distribution network. While these acquisitions increased sales, the Company incurred significant legal, accounting and debt-related expenses to complete the transactions. As a result, the Company incurred a substantial loss in fiscal year 1994 and anticipated additional losses in fiscal year 1995.

     The Board of Directors adopted a restructuring plan in October 1994 in response to the Company's loss and anticipated losses and to correct the ongoing problems of integrating the Company's acquisitions and other corporate problems. In the first quarter of fiscal 1995, the Board of Directors hired Joel Bachul and Merrill Ayers as its new CEO and CFO, respectively, and they were given the primary responsibility of managing the restructuring process. The focus of management's efforts to date has been to complete a comprehensive financial restructuring and effectuate changes in connection with its products and its production and distribution systems necessary to attain profitability. Management believes it has substantially completed its restructuring process. Its business plan to achieve a turnaround to profitability has been met by improving profit margins, reducing operating expenses and placing the Company on the threshold for long-term growth. The Company plans to increase sales by focusing on new markets and brand positioning and continue its program of controlling costs.

Results of Operations

     The Company's net sales increased $458,967 (5.2%) for the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. Net sales increased $179,145 (5.7%) for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The increases primarily resulted from expansion of the Company's existing customer base in the retail and food service industries as well as expansion into new territories.

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

     Gross profit, as a percentage of net sales, for the nine months ended June 30, 1996 was 27.0% compared to 26.7 % for the same period in 1995. Gross profit, as a percentage of net sales, for the three months ended June 30, 1996, was 27.4 % compared to 29.8 % for the three months ended June 30, 1995. The higher percentage for the nine-month period reflects increased efficiency and cost savings achieved in the consolidation of the Company's Lakeville production facility with its St. Paul production facility which was completed during the fourth quarter of fiscal 1995. The lower percentage for the three month period reflects the increased cost of certain ingredients, primarily wheat and corn, as compared to the year earlier period.

     Selling, general and administrative expenses decreased $361,973 or 14% in the nine months ended June 30, 1996, as compared to the same period in 1995. These expenses decreased $94,543 or 11% in the three months ended June 30, 1996, as compared to the same period in 1995. Selling, general and administrative expenses, as a percentage of net sales, decreased 5% to 24 % for the nine months ended June 30, 1996, as compared to the same period in 1995 and decreased 4% to 22% for the three months ended June 30, 1996 as compared to the same period in 1995. These decreases are due primarily to the absence of expenses associated with the Company's comprehensive financial restructuring that occurred in the first three quarters of fiscal 1995.

     Interest expense decreased $27,970 for the nine-month period ended June 30, 1996 compared to the same period ended June 30, 1995. Interest expense decreased $49,596 for the three-month period ended June 30, 1996 compared to the three months ended June 30, 1995. Both decreases reflect the effect of interest rate and debt reductions that occurred for a portion of the period following the completion of the Company's private placement of Units on February 2, 1996.

Liquidity and Capital Resources

     The Company has financed its activities to date primarily through debt, cash generated from its operations and the issuance of securities. Selling shareholders have no obligation to exercise their warrants; however, in the event such warrants are exercised, the Company will receive approximately $2,124,450 in net proceeds which it will use to repay existing debt and for general working capital purposes.

     Cash used in operating activities during the nine months ended June 30, 1996, was $52,361 consisting principally of the decrease of accounts payable and accrued expenses of $501,927, offset by a positive operating cash flow of $432,225 (net income of $31,182 adjusted for non-cash depreciation and amortization expenses of $401,043). Cash used in investing activities was $71,734, primarily the result of capitalized costs associated with a new press tortilla line in fiscal 1995 and the refurbishing of other production equipment. Cash provided by financing activities was $123,832 due mainly to the issuance of additional Common Stock for $1,149,288 offset by reductions in bank borrowings of $1,025,456.

     The Company estimates that as of June 30, 1996, there is an additional $370,000 which could be drawn under its bank Line of Credit. The amount available under this Line of Credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The Line of Credit, Bank Term Note and Bank Capital Note are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. The Company had been in default of the financial covenants in the past, and the bank had waived such defaults. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future, however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any violations.

     At June 30, 1996, the Company had cash of $600 and a negative working capital of $439,686. As of August 9, 1996, none of the Company's creditors have threatened or instituted formal legal proceedings against the Company.

     On February 2, 1996, the Company raised $1,280,000 pursuant to a private offering of 2,560,000 units, each unit consisting of one share of Common Stock and a Warrant, exercisable for three years, to purchase one share of Common Stock at $0.75 per share. The Company filed a Registration Statement on Form S-3, which has been declared effective by the Securities and Exchange Commission, to register the possible resale by certain shareholders, including shareholders who participated in the Company's December 1994 restructuring and February 2, 1996 private placement, of an aggregate of 6,185,400 shares of Common Stock including up to 2,978,900 shares that shareholders may acquire upon exercise of outstanding warrants.

     The Company believes that the additional capital raised, its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1996, assuming the following: (i) the Company's fiscal 1996 sales equal or exceed fiscal 1995 sales; (ii) there are no significant increases in expenses in fiscal 1996; and (iii) the Company is able to keep its bank credit facilities operative. With the Company's retail brands dominant position in the local retail market and the strong growth in the foodservice sector, management believes that fiscal 1996 sales will exceed 1995 sales. It also believes that the Company will continue to significantly reduce its expenses in fiscal 1996 with the consolidation and lease of the Lakeville facility. While the Company believes these assumptions are reasonable, there is no assurance that the Company will not require additional working capital to be able to maintain its operations.

                           PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11  Computation of Earnings per Common Share.
     27  Financial Data Schedule (filed only in electronic format).

(b)  Reports on Form 8-K

     A report on Form 8-K was not filed during the quarter ended June 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SPARTA FOODS, INC.
                                  (Registrant)

Dated:   August 13, 1996         By:/s/ Joel P. Bachul
                                 Joel P. Bachul,
                                 President and Chief Executive Officer


Dated:   August 13, 1996         By: /s/ A. Merrill Ayers
                                 A. Merrill Ayers
                                 Treasurer, Secretary and Chief
                                 Financial Officer

                               Sparta Foods, Inc.
                                 Exhibits Index


Exhibit           Description
Number

 11               Computation of Earnings per Common Share

 27               Financial Data Schedule (filed only in electronic format)