Form 10QSB/A
period 1996-06-30
SPARTA FOODS INC
filed 1996-08-19
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A



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

Transitional Small Business Disclosure Format:  Yes   No   __X__

     This Form 10-QSB/A is being filed to amend Part II, Exhibit 11 of Form 10-QSB for the quarter ended June 30, 1996, which Exhibit 11 is hereby amended and restated as set forth below.


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


                                                   SPARTA FOODS, INC.
                                                    (Registrant)

Dated:   August 19, 1996                         By:/s/ Joel P. Bachul
                                                   ------------------
                                                    Joel P. Bachul,
                                                    President and Chief
                                                    Executive Officer

Dated:   August 19, 1996                          By: /s/ A. Merrill Ayers
                                                      --------------------
                                                     A. Merrill Ayers
                                                     Treasurer, Secretary and
                                                     Chief Financial Officer

                               Sparta Foods, Inc.
                                 Exhibits Index


Exhibit           Description
Number

 11               Computation of Earnings per Common Share