Form 10KSB
period 1996-09-30
SPARTA FOODS INC
filed 1996-12-24
CIK 838171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $12,662,819

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 16, 1996 was approximately $8,348,811 based upon the average high and low bid prices of the Registrant's Common Stock on such date.

There were 6,679,049 shares of Common Stock, $.01 par value, outstanding as of December 16, 1996.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one).  Yes [   ]  No [ X ]

                                    I N D E X


Description                                                               Page

PART I
 ITEM 1.  DESCRIPTION OF BUSINESS...........................................  1
 ITEM 2.  DESCRIPTION OF PROPERTY...........................................  8
 ITEM 3.  LEGAL PROCEEDINGS.................................................  8
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS...........................................................  8

PART II
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...............................................  8
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION......................................................  9
 ITEM 7.  FINANCIAL STATEMENTS.............................................. 15
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE........................................................ 26

PART III
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT............................................... 26
 ITEM 10. EXECUTIVE COMPENSATION............................................ 27
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT............................................. 27
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS...................................................... 27
 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................. 27

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS

General

     Sparta Foods, Inc. ("Sparta" or the "Company") manufactures a broad line of Mexican food products which include corn and flour tortillas, stone ground and corn flour tortilla chips, picante and other salsas and sauces. These products are distributed under the Company's own brand names and under private labels. The Company's own retail brands include La Canasta(R), La Campana Paradiso(R) and Mexitos(R) tortilla chips, Cruz(R), La Canasta(R) and La Campana Paradiso(R) press and die-cut flour tortillas, La Canasta(R), La Campana Paradiso(R) and Chapala(R) salsas and picante sauces. The Company also manufactures barbecue sauces and salsas for others under private label.

     The Company's branded retail products are sold in supermarkets located primarily in the midwestern United States, with selected products sold in Western Canada. The Company also produces its Mexican-style products for other food distributors under private labels, including Crystados(R) for Crystal Farms Refrigerated Distribution Company which distributes its products to retail stores in 23 states. Other private label products include Ken Davis(R) and Rudolph's(R) barbecue sauces utilizing the customer's proprietary recipes. In addition, the Company supplies over six thousand restaurants and other food service establishments through distributors that include Alliant Food Service, Inc., Sysco Corporation and J.P. Food Service, Inc. The Company places significant emphasis on the development of the food service market and is currently an approved supplier to such restaurants as McDonald's, Chili's, Carlos O'Kellys and Perkins Restaurants.

     The Company is capitalizing on the significant growth in the sale of Mexican food products which has occurred in the United States over the past decade. Over the fifteen-year period ended in 1995, sales of soft tortillas in the United States grew from approximately $300 million to approximately $2.5 billion. Management believes that this growth is partially a result of Mexican food products becoming less ethnic due to strong consumer acceptance. This is evidenced by the large number of non-Mexican restaurants currently offering such Mexican items as nachos, chips and salsa, fajitas, quesadillas, burritos and taco salads.

     Prior to 1994,  the Company spent  significant  time and resources  through acquisition and internal product development to expand its production capabilities and its line of authentic Mexican food products and to establish a strong distribution network. Although these activities increased sales, they negatively impacted the Company's net income. In fiscal 1994 and 1995 the Company incurred net losses. The Company is now focusing its efforts on a return to profitability by attempting to expand its existing business and enter carefully selected new geographic areas in the branded retail, private label and food service markets. The Company recorded net income of $105,307 for the year ended September 30, 1996.

Business Strategy

     The Company's principal business objective is to improve profitability by increasing sales and reducing costs. The Company plans to increase sales by expanding its product marketing and sales activity and broadening its distribution patterns and by placing greater emphasis on the production of tortillas. The Company plans to direct greater marketing and sales resources to increase brand awareness of its products, including tortilla chips, in each product's respective target market. In addition, the Company plans to concentrate its manufacturing resources on high volume branded retail products that it believes will generate the highest gross profit margins. The Company is also seeking to improve profitability by reducing and controlling excess operating costs.

Industry and Market

     Sales of Mexican-style food products such as corn and flour tortillas, corn chips and salsas have increased substantially over the past decade in the United States, through both restaurants and retail stores. Tortillas are becoming increasingly popular as evidenced by their use in restaurant foods such as fajitas, burritos, enchiladas, quesadillas, taco salads, and, most recently, "wraps". According to a Tortilla Industry Association study, over the fifteen-year period ended in 1995, sales for soft tortillas in the United States grew from $300 million to approximately $2.5 billion.

     The increase in past sales may be partially attributable to the growth in the United States' Hispanic population, and a continued increase in the sale of Mexican-style food products is not assured. However, the Company's management believes that Mexican-style food products have become less "ethnic" and now enjoy a greater consumer acceptance, as illustrated by the fact that non-Mexican restaurants, such as McDonald's, feature Mexican-style foods on their menus.

Products and Marketing

     General. The Mexican-style food products manufactured and marketed by the Company include whole and pre-cut corn and flour tortillas (including die-cut, hand stretched and press flour tortillas), stone ground corn and corn flour tortilla chips and salsas (picante and thick and chunky) for distribution to retail food stores, food service establishments and other manufacturers of Mexican-style food products. The Company also manufactures products for other food distributors to be sold under their own private labels using the customer's or the company's proprietary recipes. During the fiscal years ended September 30, 1996, 1995 and 1994, the percentage of sales of tortillas, tortilla chips, barbecue sauces, salsas and all other products as compared to all sales of the Company were as follows:

                                                  Year Ended September 30,

Products                                         1996        1995         1994
--------                                         -----       ----         ----
Tortillas                                         70%         63%          55%
Corn tortilla chips                               17%         20%          25%
Barbecue sauces, salsas and all other products    13%         17%          20%


     The Company continually seeks to expand its product lines through the development of new products for retail sale under the Company's own branded labels and value-added products for the food service market. In November 1996, the Company began manufacturing and distributing seven new retail tortilla chips under the La Canasta(R) brand and flavored flour tortilla wraps to food service establishments.

     The Company distributes its products through distribution centers in 21 states and into Western Canada. During the fiscal years ended September 30, 1996, 1995 and 1994, the Company's percentage of sales for distribution to food service establishments, to retail stores under its own brand names, and under private label or as ingredients for other food manufacturers, compared to total Company sales, were as follows:


                                             Year Ended September 30,

Market Segment                                1996       1995     1994
--------------                                ----       ----     ----
Food service                                   54%        51%      44%
establishments
Branded retail                                 29%        31%      33%
Private label and                              17%        18%      23%
ingredients


     Food Service. The Company's products are currently served in an estimated six thousand restaurants and other food service establishments under La Canasta, Mexitos, and Cruz labels, and are approved for use in the food service operations of such restaurants as McDonald's, Chili's, Carlos O'Kellys and Perkins Restaurants. The establishment of food service accounts with restaurant chains, schools, in-plant feeders or other food service establishments is initiated primarily through direct contact by the Company's sales personnel or brokers. The Company pays food brokers a commission based upon the percentage of the net sales of products sold. The Company is obligated to pay such commission for as long as the broker continues to achieve specified minimum sales. Sales to food service establishments are effected through distributors who carry product inventory at their distribution centers located in nine midwestern states, Florida and Canada. These distributors include Alliant Food Service, Inc., J. P. Food Services, Inc. and Sysco Corporation, who on a combined basis accounted for over 30% of the Company's food service sales in its fiscal year ended September 30, 1996. The Company's distributors provide continued sales and service to the food service customer, while the Company's direct sales personnel and brokers continue to solicit new restaurant customers and act as coordinators between the Company and the distributors.

     Branded Retail. The Company's branded retail products are sold to retail grocery chains and independent stores through distributors, such as Crystal Farms Refrigerated Distribution Company which distributes refrigerated goods to retail stores in 23 states and Bradley Distributing, Inc. which distributes products to approximately 160 retail stores in the 13 county Minneapolis/St. Paul metropolitan area. The Company's products appear in such grocery chains as Cub Foods and Rainbow Foods and in independent stores such as Byerly's and Lunds. Through its retail store distributors, the Company often establishes incentives, such as volume sales discounts, which are offered to encourage retail stores to prominently display the Company's products. The Company also utilizes in-store demonstrations to promote its retail products. The Company's distributors deal directly with the retail stores in soliciting orders to be filled from local warehouses and assist in arranging shelf space and implementing in-store promotions.

     Private Label and Ingredients. The Company manufactures products for other food distributors to be sold under their own private labels, using the Company's recipes or recipes provided by such distributors. Since 1991, the Company has been the sole manufacturer of Ken Davis(R) brand barbecue sauces for Ken Davis Products, Inc., and in December 1993 began production of barbecue sauces for Rudolph's Licensing, Inc., under the Rudolph's(R) brand name. The Company also manufactures and sells tortillas to other manufacturers to be used as ingredients for the production of Mexican food products. Two such manufacturers are Arden International Kitchens and Schwan's Sales Enterprises, Inc. Arden uses the Company's tortillas to manufacture its "Charritos" brand Mexican food items, and Schwan uses the Company's tortillas in its frozen burritos which are sold door to door by delivery truck in 48 states.

     The Company believes that there are two principal factors which tend to promote the Company's growing sales of private label products. First is its manufacturing expertise, and second is its experience in both the food service and retail markets. Sales to private label customers are initiated and maintained directly by Company sales personnel.

Principal Customers

     The Company's sales to significant customers during fiscal years 1996, 1995 and 1994 were as follows:



                                                     Year Ended September 30,
                                                         (In thousands)
Customer                                             1996      1995     1994
--------                                             ----      -----    ----
Crystal Farms Refrigerated Distribution Company     $2,557    $1,879   $1,780
Catalina Specialty Foods, Inc.                      $1,962    $1,617   $1,005
Bradley Distributing, Inc.                          $1,011    $1,162   $1,020
Ken Davis Products, Inc.                              $978    $1,112   $1,068



The Company has agreements with Crystal Farms Refrigerated Distribution Company, Ken Davis Products, Inc. and Catalina Specialty Foods, Inc. a distributor to McDonald's Corporation. The loss of any of these customers named above would have an adverse effect on the Company's sales and operating results. As part of its marketing plan, the Company is attempting to establish a strong brand recognition in key markets in order to minimize the likelihood of any such loss.

Manufacturing and Supplies

     The Company manufactures its products at its principal place of business located at 2570 Kasota Avenue, St. Paul, Minnesota. The Company manufactures its products on 12 production lines. These include: (i) a hand stretched flour tortilla line; (ii) a die-cut flour tortilla line; (iii) three press flour tortilla lines; (iv) two lines for the production of corn tortillas; (v) two stone ground corn tortilla chip lines; and (vi) three lines for the production of picante salsas, barbecue sauces and other tomato-based sauces.

     The principal ingredients for the Company's manufactured products are corn, wheat flour, corn flour, corn and soybean oils and tomato-based products. These ingredients may be purchased by the Company from a number of sources and are generally readily available under normal conditions. Samples of incoming ingredients are tested to ensure that they meet the quality specifications dictated by the Company. The Company has made contract purchases through the first half of 1997 of corn, flour and oils to secure consistency in price and quality and reasonable assurance of a supply of product ingredients. Although the Company believes that such contracts help reduce the risk of unexpected and unfavorable increases in raw material prices, the Company may be required to purchase its raw material at a higher than current market price if current market prices fall below the Company's contract price. The Company believes that termination of one or more of its raw material contracts will not adversely affect its ability to control its raw material costs as such contracts can be replaced. The Company regularly maintains stores of corn, flour and other ingredients in sufficient quantities at its plant to permit the Company to fulfill one to two weeks of normal production, and cooking oil and other ingredients in sufficient quantities to fulfill three or more weeks of production.


Competition

     The tortilla, tortilla chip, salsa and picante sauce industry in the United States is comprised of a large number of small regional producers, many of which have a limited line of products, and several dominant producers with broad product lines.

     The retail market for fried corn tortilla chips is dominated by Frito Lay, which the Company believes is a market leader in the 13 county Minneapolis/ St. Paul area market and the national market. The Company also competes with Old Dutch and Barrel O'Fun brands. The Company estimates that it has less than a one percent share of the national corn tortilla chip market. While national manufacturers of snack foods have established recognizable brands such as Frito Lay, shipping costs for the light and bulky tortilla chips provide the Company certain pricing advantages in the local market area. In marketing its salsas and picante sauces for retail distribution, the Company competes with such brands as Pace, Old El Paso, Frito Lay and Chi Chi's. The Company believes that it currently has less than a one percent share of the national salsa market. The Company estimates that its retail sales of tortillas give it greater than a 50% share of the 13 county Minneapolis/St. Paul metropolitan market, and that its principal competition comes from Reser's Foods, Zapata and Azteca Foods, which supply most of the remaining market.

     Many of the makers and distributors of these competing products for retail distribution are better capitalized that the Company and have the advantage of intensive local and national advertising programs as well as greater brand name recognition. In addition, competition for shelf space at retail food stores is intense. While the Company's management believes that the quality of its products is good and that the retail prices for its products are competitive, the Company's ability to obtain retail shelf space is primarily dependent on its distributors and brokers. Although sales of the Company's retail products outside the Minneapolis/ St. Paul metropolitan area is increasing, particularly with respect to the Cruz brand tortillas distributed by Crystal Farms, the Company's market share of retail sales outside of that area is not currently material.

     In marketing its products to food service establishments, the Company is competing with a number of regional and national producers of Mexican-style products, including BecLin Foods, Inc., Lake Park, Minnesota; Mexican Originals (Tyson Foods, Inc.), Fayetteville, Arkansas; and Mission Foods, Inc., Los Angeles, California. Most of these competitors are better capitalized than the Company and have well established sales organizations. While the Company is a major suppler of Mexican-style tortillas and tortilla chips to restaurants, corporate cafeterias and schools in the states of Iowa, Minnesota, North Dakota, South Dakota, and Wisconsin, competition will continue to be strong. While competition outside the Minneapolis/St. Paul area is expected to be more intense, the Company's management believes it will be able to increase its market share in other metropolitan area markets because of its ability to fulfill a distributor's needs with a broad line of quality Mexican-style food products and by having its products approved by selected restaurant chains.

Trademarks

     The principal trade names that the Company currently utilizes are Cruz(R), La Campana Paradiso(R) and La Canasta(R) in the retail sale of its tortillas; La Canasta, Chapala(R), Mexitos(R), La Campana Paradiso(R) and Deli Style(R) in the retail sale of tortilla chips; and La Canasta, La Campana Paradiso(R) and Chapala(R) in retail sale of salsas. The Company also uses the trade names La Canasta, Cruz and Mexitos in connection with food service sales. With the exception of La Campana Paradiso and Paradiso, all of the trade names are owned by the Company, and all of the principal trade names referred to above are the subject of federal trademark registrations.

     The Company has one registered trademark and two assignments of registered trademarks for the name "La Canasta" that expire in June 2000; March 2007; and October 2009, respectively. The name "Cruz" is the subject of a registered trademark which expires in January 2000. The name "Chapala" is the subject of a registered trademark which expires in November 2004. The Company has two registered trademarks for the "Mexitos" name which expire in October 2003 and May 2005. The name "Deli Style" is the subject of a registered trademark that expires March 2009. All of the Company's registered trademarks are subject to renewal rights and may terminate prior to their respective expiration dates due to cancellation, disclaimer or surrender. The Company currently has no plans to terminate any of its registered trademarks. The effect of these trademarks is to provide an identity between the Company and its products. While prior use of a trademark may establish an exclusive right to its use in connection with the sale of products in a particular market area, registration with the U.S. Patent and Trademark Office provides such right throughout the United States and a presumption of damage to the Company should the trademark be infringed.

     The trademarks "La Campana Paradiso" and "Paradiso" are licensed by the Company from an affiliate of a former director of the Company. The License Agreement expires December 31, 1999 and requires the payment of three percent of the gross sales of products sold using the "La Campana Paradiso" or "Paradiso" name. In addition, the Company pays a fee equal to one percent of all retail sales made under the "Cruz" label to a third party until January 1, 1997 or an aggregate of $220,000, whichever occurs earlier, of which approximately $75,000 has been paid through September 30, 1996.

     The Company may not use the trade name La Canasta or the related trademarks in 14 western states as those trade names may be used in those states only by La Canasta Mexican Food Products, Inc., which is not affiliated with the Company but is an affiliate of a principal shareholder and former director of the Company.

     There is no assurance that any of the trade names used by the Company, whether or not registered, will be free from future challenge by others as to prior use or as otherwise being unprotectable.

Government Regulation

     The Company is subject to licensing, regulation and periodic inspection by various local, state and federal agencies, including those administering health, sanitation, environmental, building, safety and fire laws and regulations. These agencies include, but are not limited to the Minnesota Department of Health, City of St. Paul, the U.S. Food and Drug Administration, the Minneapolis/St. Paul, Minnesota Metropolitan Waste Control Commission. As a result of recent U.S. Food and Drug Administration rule changes, some of the Company's products required changes in labeling. Nutritional testing has been completed on all applicable products, and the results of such testing have been incorporated in new packaging as required by those rules. To management's knowledge, the Company is in substantial compliance with all applicable rules and regulations of the above-referenced agencies. The costs associated with the Company's compliance with environmental laws are minimal.

Personnel

     As of December 1, 1996 the Company employed a total of 123 persons. Of these full-time employees, four serve in an executive capacity, 109 are engaged in manufacturing, shipping, quality control and plant supervision, three are engaged in sales and marketing, and seven are engaged in administrative tasks. None of the Company's employees are covered by a collective bargaining agreement. The Company provides its employees with a health, dental, disability and life insurance program. The Company's management believes that its relations with its employees are good.

ITEM 2.                    DESCRIPTION OF PROPERTY

     The Company currently leases an office and manufacturing facility located at 2570 Kasota Avenue, St. Paul, Minnesota. The St. Paul office and manufacturing facilities consists of a total of 66,000 square feet, approximately 5,000 square feet of which is office space and the remainder of which is devoted to manufacturing, and dry, freezer and refrigerated storage. The Company currently pays a base rent of approximately $25,000 per month, plus taxes, insurance and common area charges of approximately $10,000 per month. The monthly base rent changes periodically over a period that began on April 1, 1996 and will end on May 31, 2000. The lease for the St. Paul facility terminates on May 31, 2000. The Company also has an option to extend the lease for two five-year periods on written notice given before November 1, 1999 for the first five-year option and November 1, 2004 for the second five-year option.

     The Company owns a facility at 21725 Hanover, Lakeville, Minnesota, which facility consists of a one story steel frame building located on 2.5 acres of land, containing 45,500 square feet of manufacturing and dry and freezer storage space, and 1,500 square feet of office space. On February 1, 1996, the Company leased the Lakeville facility to a manufacturing company for a period of ten years with an option for the lessee to purchase the property during the first five years. On November 22, 1996, the lessee delivered to the Company, notice of its intent to exercise the purchase option. The Company anticipates it will close the sale of the Lakeville facility in February 1997. If concluded, the Company will record a small gain on the sale in fiscal 1997. There is no assurance that the Company will close the sale of the facility.

     The Company also sub-leases approximately 13,800 square feet for dry storage in a warehouse facility located at 2085 Ellis Avenue, St. Paul, Minnesota. The rent is approximately $6,000 per month, and the lease terminates on March 31, 1998.


ITEM 3.           LEGAL PROCEEDINGS

     There are no material litigation or other legal proceedings pending against the Company or any of its subsidiaries or any or their property.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of 1996.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

     The Company's Common Stock is traded in the over-the-counter market with prices quoted on the Nasdaq SmallCap Market under the symbol "SPFO". Quotations in the following table represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                       Common Stock
   Fiscal Quarter Ended                        High Bid              Low Bid

December 31, 1994                               $2 1/4                $1 1/2
March 31, 1995                                   2 1/8                   7/8
June 30, 1995                                    1 1/4                   5/8
September 30, 1995                               1 1/16                  5/8

December 31, 1995                               $  7/8                $  1/4
March 31, 1996                                   1 1/2                   3/8
June 30, 1996                                    2 1/4                 1 1/16
September 30, 1996                               2                     1 5/16


     At December 12, 1996, the published high and low bid price for the Company's Common Stock was $1 1/4 per share. At December 12, 1996, there were issued and outstanding 6,679,049 shares of Common Stock of the Company held by 188 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

     The Company has paid no dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company's current line of credit with a bank precludes the Company from declaring or paying dividends on its Common Stock without the bank's approval.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

Overview

     La Canasta of Minnesota, Inc. ("La Canasta"), the Company's predecessor, and now a wholly-owned subsidiary of the Company, began producing limited volumes of hand stretched flour tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. The Company was organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp.," for the purpose of raising capital for the acquisition of, or investment in, a business. In January 1991, the Company acquired all of the outstanding capital stock of La Canasta. The shareholders of La Canasta entered into this transaction to obtain capital for La Canasta and to facilitate La Canasta's plans to expand its product lines, markets and production capabilities. Under the umbrella of the Company, La Canasta had begun to expand its product mix in 1990 when it acquired food processing equipment from SuperValu, Inc. in Hopkins, Minnesota, and started producing Ken Davis barbecue sauces. This enabled La Canasta to expand into other tomato-based products, such as Mexican salsas and picante sauces. In January 1992, the Company continued this expansion by acquiring the business of Cruz Distributing, Inc., a distributor of Cruz brand press flour tortillas to retail establishments and McDonald's restaurants. In November 1992, the Company also acquired from Chapala International, Inc. the Chapala registered trademarks and trade names and certain other assets related to the sale and distribution of Mexican-style foods to wholesalers and others for retail sale, including product formulas for salsas and customer lists. In
October 1993, the Company acquired substantially all of the assets of International Food Products, Inc. of Lakeville, Minnesota, which was engaged in the manufacture and sale of tortillas and tortilla chips. This acquisition provided the Company with additional manufacturing capabilities, the established La Campana Paradiso and Mexitos brand names, and the retail and food service distribution services of Bradley Distributing, Inc. and Sysco Corporation, respectively.

     The foregoing acquisitions were effected to improve the Company's capacity to efficiently manufacture a broad line of Mexican-style food products and to increase sales and market share by developing a broad-based responsive and capable distribution network. While these acquisitions increased sales, the Company incurred significant legal, accounting and debt-related expenses to complete the transactions. As a result, the Company incurred substantial losses in fiscal years 1994 and 1995.

     In response to these years of loss, the ongoing problems of integrating the Company's acquisitions and other corporate problems, the Board of Directors adopted a restructuring plan in October 1994. In the first quarter of fiscal 1995, the Board of Directors hired Joel Bachul and Merrill Ayers as its new CEO and CFO, respectively, and they were given the primary responsibility of managing the restructuring process.

     The focus of management's efforts to date has been to complete a comprehensive financial restructuring and effectuate changes in connection with its products and its production and distribution systems necessary to attain profitability.

Results of Operations

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995.

     During fiscal 1996, the Company had net sales of $12,662,819, an increase of $670,831, or 6%, compared to net sales of $11,991,988 in fiscal 1995. This increase in net sales resulted primarily from additional marketing efforts relating to expansion of its existing customer base as well as into new territories. Four customers accounted for 51% of net sales in fiscal 1996 and 48% of net sales in fiscal 1995.

     Gross profit as a percentage of net sales for fiscal 1996 was 27% compared to 26% for fiscal 1995. This increase in fiscal 1996 was primarily due to more favorable operating efficiencies and discontinued sales of unprofitable products. Overhead costs were reduced in certain areas to maximize product margins. Even though the Company faced increasing pricing pressures from raw material suppliers, it was able to minimize these cost increases by implementing selective price increases. At the end of fiscal 1995 the Company consolidated its production operations from its Lakeville facility to its St. Paul plant resulting in additional cost savings achieved in fiscal 1996.

     Selling, general and administrative expenses were $2,968,569 for fiscal 1996, a decrease of $315,423 or 10%, as compared to $3,283,992 in fiscal 1995. Selling, general and administrative expenses as a percentage of net sales for fiscal 1996 were 23% compared to 27% for fiscal 1995. This decrease was primarily attributable to the return to more normal expense levels which began in fiscal 1995 following the costs associated with the IFP operating activities, related integration costs of the acquisition and professional costs associated with the withdrawn secondary public offering and bridge financing during fiscal 1994.

     Interest expense was $431,741 for fiscal 1996, a decrease of $84,471 compared to $516,212 in 1995. This lower interest expense reflects primarily the effect of interest rate and debt reductions associated with the completion of the Company's private placement in February, 1996. See, "Liquidity and Capital Resources."

     The Company recorded other income of $86,018 during fiscal 1996 compared to other expense of $279,450 in fiscal 1995. This income results primarily from the rental of the Company's Lakeville property. Other expense in fiscal 1995 was primarily the non-recurring charge of $302,612 reflecting management's estimate of the excess of the property's net book value over current market value. Net income for fiscal 1996 was $105,307 compared to a net loss in fiscal 1995 of $943,778, for the reasons set forth above.

Fiscal Year Ended September 30, 1995 Compared to September 30, 1994

     During fiscal 1995, the Company had net sales of $11,991,988, an increase of $811,075, or 7% as compared to net sales of $11,180,913 in fiscal 1994. This increase in net sales resulted primarily from additional marketing efforts relating to expansion of its existing customer base as well as into new territories. Four customers accounted for 48% of net sales in 1995 and 44% of net sales in 1994. Fiscal 1994 sales included approximately $600,000 in products with low volume and/or low margins as well as heavily discounted products. These were not continued in fiscal 1995. Excluding these sales, sales on continuing products increased approximately 13% in fiscal 1995. During fiscal 1995, the Company expanded its food service business in Illinois, Indiana, Kansas, Nebraska and Wisconsin and its retail business into Wisconsin, Illinois and Iowa.

     Gross profits as a percentage of net sales for fiscal 1995 was 26% compared to 24% for fiscal 1994. This increase in fiscal 1995 was primarily due to more favorable operating efficiencies and discontinued sales of unprofitable products. Overhead costs were reduced in certain areas to maximize product margins. Even though the Company faced increasing pricing pressures from flour, corrugated and plastic material suppliers, it was able to minimize these cost increases by implementing selective price increases. During fiscal 1995 the Company consolidated its production operations from its Lakeville facility to its St. Paul plant. Currently, other than USDA-related meat products produced by outside suppliers, all of the Company's products are produced in-house.

     Selling, general and administrative expenses were $3,283,992 for fiscal 1995, a decrease of $56,975, or 2%, as compared to $3,340,967 in fiscal 1994. Selling, general and administrative expenses as a percentage of net sales for fiscal 1995 were 27%, compared to 30% for fiscal 1994. This decrease was primarily attributable to the return to more normal expense levels following the costs associated with the IFP operating activities, related integration costs of the acquisition and costs associated with the withdrawn secondary public offering and bridge financing during fiscal 1994.

     Interest expense was $516,212 for fiscal 1995, a decrease of $155,683 compared to $671,895 in 1994. This reduced interest expense reflects primarily the comprehensive financial restructuring in December 1994. See Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.

     The Company incurred Other Expense of $279,450 during fiscal 1995 compared to Other Income of $3,707 in fiscal 1994. This expense consists primarily of the write-down as discussed above. Excluding this the net loss in fiscal 1995 would have been $641,166 or an improvement of 46% over fiscal 1994's net loss of $1,193,177.

Seasonality

     The Company has historically had higher sales in its third and fourth fiscal quarters which end June 30, and September 30, respectively, than in its first and second quarters. Management believes that this is a result of seasonal consumption patterns with respect to the Company's food products, such as consumption of higher volumes of tortilla chips, salsa and barbecue sauces, during the summer months. This seasonality may cause quarterly results of operations to fluctuate.

Raw Material Cost Fluctuations

     The Company does not enter into futures contracts as defined by SFAS 80. It does, however, enter into purchase orders for delayed delivery of raw materials, generally 30 days for raw materials other than flour and corn. The Company enters into purchase orders for delayed delivery of flour and corn for a period of 2-18 months, depending on current pricing, to ensure the availability of the type of flour and corn best suited for the Company's products. These purchase orders are place directly with the suppliers. At the end of each reporting period, the Company evaluates the open purchase orders for corn to determine whether a loss should be recognized.

Liquidity and Capital Resources

     The Company has financed its activities to date primarily through debt, cash generated from its operations and the issuance of securities.

     During fiscal 1996 net cash provided by operating activities was $305,511, consisting principally of net income of $105,307 adjusted for non-cash depreciation and amortization expenses of $552,902 and a decrease in inventories of $181,597, offset by a decrease of accounts payable and accrued expenses of $489,620.

     Net cash used in investing activities in fiscal 1996 was $161,286, primarily the result of capitalized costs associated with the refurbishing of production equipment and down payments on the construction of a freezer expansion. During fiscal 1996 net cash used in financing activities was $144,488 due mainly to the issuance of additional Common Stock for $808,620 net of costs, offset by net reductions in borrowings of $953,108.

     The Company estimates that as of September 30, 1996, there is an additional $470,000 which could be drawn under its bank line of credit. The amount available under this line of credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The line of credit, bank term note and bank capital note are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. The Company had been in default of the financial covenants in the past, and the bank has waived such defaults. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future; however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any violations.

     At September 30, 1996, the Company had cash of $600 and a negative working capital of $480,444.

     On February 2, 1996, the Company raised $1,280,000 pursuant to a private offering of 2,560,000 equity units, each unit consisting of one share of Common Stock and a warrant, exercisable for three years, to purchase one share of Common Stock at $0.75 per share. The Company filed a registration statement on Form S-3, which has been declared effective by the Securities and Exchange Commission, to register the possible resale by certain shareholders who participated in the Company's December 1994 financial restructuring and February 2, 1996 private placement of an aggregate of 6,185,400 shares of Common Stock including up to 2,978,900 shares that shareholders may acquire upon exercise of outstanding warrants.

     The Company believes that the additional capital raised, its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1997, assuming (i) the Company's fiscal 1997 sales equal or exceed fiscal 1996 sales; (ii) there are no significant increases in expenses in fiscal 1997; and (iii) the Company is able to keep its bank credit facilities operative.

Accounting Standards Issued and Not Yet Adopted

     The Financial Accounting Standards Board (FASB) has issued Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This statement is effective for the Company's 1997 fiscal year. SFAS 123 establishes a fair value-based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method for grants to employees in place of APB Opinion No. 25, Accounting for Stock Issued to Employees, which uses an intrinsic value-based accounting method. At this time, the Company does not intend to adopt SFAS 123 in measuring expenses for grants to employees. However, the Company must present pro forma net income (loss) and related per share amounts as if SFAS 123 had been adopted, and such pro forma amounts are expected to reflect higher amounts of expenses than amounts reported in the financial statements.

Outlook

     Management believes the restructuring it began in October 1994 has substantially been completed. Its plan in fiscal 1997 will be to increase revenues and improve profitability by focusing on new markets and product brand positioning of tortillas and tortilla chips in the retail and food service markets to take advantage of strong industry growth patterns. See Item One - "Description of Business Business Strategy."

     The foregoing statements contained in this Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations and other forward looking statements made in Part I "Description of Business - Business Strategy" of this Form 10-KSB for the period ended September 30, 1996 involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include but are not limited to seasonality of its sales and raw materials cost fluctuations, which are discussed above, and the following:

     Reliance on Principal Customers. The Company has several customers who each accounted for a significant percentage of the Company's sales in fiscal 1996. During that period, sales to Crystal Farms Refrigerated Distribution Company, Ken Davis Products, Inc., Catalina Specialty Foods, Inc. and Bradley Distributing, Inc. accounted for approximately 20%, 8%, 15% and 8% of the Company's sales, respectively. The loss of any of the foregoing customers could have a material and adverse effect on the Company's sales and profitability.

     Competition. The Mexican-style food manufacturing and distribution industry is highly competitive. The Company is in competition with a number of manufacturers and distributors of Mexican-style food products and, to a limited extent, manufacturers of "snack foods," many of which are better capitalized than the Company. The Company will also be subject to future competition from other manufacturers, distributors and retailers who enter into the Mexican-style food and distribution industry. In the retail market, many of these competitors engage in extensive local and national advertising and marketing, and the brand names for products distributed by those competitors are significantly more recognizable to the consumer than the Company's brand names. In addition, competition for shelf space in retail grocery stores is intense. In the food service market, the Company is competing with a number of regional and national producers or Mexican-style food products. Many of these competitors are better capitalized than the Company and have established sales organizations. No assurance can be given that the Company will be able to compete as it expands its markets.

     Product Liability. The Company may be subject to significant liability should the consumption of any of its products cause injury, illness or death. Although the Company carries product liability insurance in the aggregate amount of $2,000,000, with limits per occurrence of $1,000,000, there can be no assurance that this insurance will be adequate to protect the Company against product liability claims, or that such insurance will continue to be available to the Company on reasonable terms.

     Government Regulation. The Company's business is subject to various federal, state and local environmental and health regulations. If the Company were found not to be in compliance with such regulations, sanctions and penalties could be imposed which could materially and adversely affect the Company's business.

ITEM 7.           FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sparta Foods, Inc.
St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Sparta Foods, Inc. and Subsidiary (the Company) as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparta Foods, Inc. and Subsidiary as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Minneapolis, Minnesota                /s/ McGladrey & Pullen
November 22, 1996                     -----------------------
                                       McGladrey & Pullen


SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
September 30, 1996 and 1995

ASSETS (Note 3)                                                                1996                    1995
--------------------------------------------------------------------------------------------------------------------

Current Assets
     Cash                                                              $                 600   $                863
     Accounts receivable, less allowances of $52,000 in 1996 and
        $75,000 in 1995 (Note 6)                                                     639,934                678,458
     Inventories:
        Finished goods                                                               241,959                320,303
        Raw materials and packaging                                                  506,513                609,766
     Prepaid expenses                                                                 63,915                 37,495
                                                                       ---------------------------------------------
                   Total current assets                                            1,452,921              1,646,885
                                                                       ---------------------------------------------

Property and Equipment~ (Notes 2 and 5)                                            5,850,489              5,832,508
     Less accumulated depreciation                                                 2,115,810              1,733,420
                                                                       ---------------------------------------------
                                                                                   3,734,679              4,099,088
                                                                       ---------------------------------------------

Other Assets
     Goodwill, less accumulated amortization of $102,358 and
        $80,218, respectively                                                        457,533                479,673
     Covenants not-to-compete, less accumulated amortization
        of $235,366 and $186,733, respectively                                        98,134                146,767
     Rental property held for resale, less accumulated depreciation
        of $15,984 and $-0-, respectively (Note 1)                                   924,016                940,000
     Other                                                                           339,730                242,105
                                                                       ---------------------------------------------
                                                                                   1,819,413              1,808,545
                                                                       ---------------------------------------------
                                                                       $           7,007,013   $          7,554,518
                                                                       =============================================


See Notes to Consolidated Financial Statements.




LIABILITIES AND STOCKHOLDERS' EQUITY                                           1996                    1995
--------------------------------------------------------------------------------------------------------------------

Current Liabilities
     Note payable, bank (Note 3)                                       $             294,811   $            997,721
     Current maturities of long-term debt                                            567,905                594,803
     Accounts payable                                                                658,575              1,218,455
     Accrued expenses                                                                412,074                361,814
                                                                       ---------------------------------------------
                   Total current liabilities                                       1,933,365              3,172,793
                                                                       ---------------------------------------------


Long-Term Debt~, less current maturities (Notes 3 and 5)                           2,063,613              2,636,913
                                                                       ---------------------------------------------


Commitments~ (Note 5)


Stockholders' Equity~ (Note 7)
     Preferred stock, authorized 1,000,000 shares, no designated
        par value; none issued                                                           -                      -
     Common stock, authorized 15,000,000 shares, $0.01 par value;
        issued and outstanding 6,679,049 and 4,062,799 shares
        in 1996 and 1995, respectively                                                66,790                 40,627
     Additional paid-in capital                                                    4,911,070              3,777,317
     Accumulated deficit                                                          (1,967,825)            (2,073,132)
                                                                       ---------------------------------------------
                                                                                   3,010,035              1,744,812
                                                                       ---------------------------------------------
                                                                       $           7,007,013   $          7,554,518
                                                                       =============================================





SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended September 30, 1996 and 1995

                                                                                               1996                    1995
-----------------------------------------------------------------------------------------------------------------------------------

Net sales~ (Note 6)                                                                    $          12,662,819   $         11,991,988
Cost of sales                                                                                      9,238,220              8,901,490
                                                                                       ---------------------------------------------
                   Gross profit                                                                    3,424,599              3,090,498

Selling, general, and administrative expenses (Note 8)                                             2,968,569              3,283,992
                                                                                       ---------------------------------------------
                   Operating income (loss)                                                           456,030               (193,494)

Other income (expense) (Notes 1 and 9)                                                                86,018               (279,450)
Interest expense                                                                                    (431,741)              (516,212)
                                                                                       ---------------------------------------------
                   Income (loss) before income taxes                                                 110,307               (989,156)

Income tax (expense) benefit~ (Note 4)                                                                (5,000)                45,378
                                                                                       ---------------------------------------------
                   Net income (loss)                                                   $             105,307   $           (943,778)
                                                                                       =============================================

Net income (loss) per common and common equivalent share:
     Primary                                                                           $                0.02   $              (0.24)
     Fully diluted                                                                                      0.01                    -

Weighted average common and common equivalent shares outstanding:
     Primary                                                                                       7,428,736              3,887,950
     Fully diluted                                                                                 7,617,432                    -

See Notes to Consolidated Financial Statements.


SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 1996 and 1995

                                                         Number                           Additional
                                                       of Shares                           Paid-In         Accumulated
                                                       Outstanding         Amount          Capital          Deficit           Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1994                             3,151,089   $      31,510   $   2,696,092    $   (1,129,354)  $   1,598,248
   Common stock issued, less costs of $282,658
       (Note 7)                                           910,332           9,103       1,073,739                 -       1,082,842
   Common stock issued as compensation                      1,378              14           7,486                 -           7,500
   Net loss                                                     -               -               -          (943,778)       (943,778)
                                                      ------------------------------------------------------------------------------
Balance, September 30, 1995                             4,062,799          40,627       3,777,317        (2,073,132)      1,744,812
   Common stock issued, less costs of
      $148,209        (Note 7)                          2,560,000          25,600       1,106,191              -          1,131,791
   Common stock issued in satisfaction of consulting
      services (Note 8)                                    40,000             400          19,600              -             20,000
   Common stock issued upon exercise of warrants
      and options (Note 7)                                 16,250             163           7,962              -              8,125
   Net income                                                   -               -               -          105,307          105,307
                                                      ------------------------------------------------------------------------------
Balance, September 30, 1996                             6,679,049   $      66,790   $   4,911,070    $  (1,967,825)  $    3,010,035
                                                      ==============================================================================


See Notes to Consolidated Financial Statements.


SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 1996 and 1995

                                                                                                1996                 1995
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net income (loss)                                                                   $          105,307   $          (943,778)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation                                                                                463,049               453,191
        Amortization                                                                                 89,853               134,348
        (Gain) loss on sale of property and equipment                                                10,630               (23,371)
        Loss on impairment of property held for resale                                                  -                 302,612
        Changes in assets and liabilities:
            Accounts receivable                                                                      38,524                97,251
            Inventories                                                                             181,597                95,004
            Prepaid expenses                                                                        (26,420)                5,122
            Other assets                                                                            (67,409)              (33,446)
            Accounts payable and accrued expenses                                                  (489,620)               24,232
                                                                                         -----------------------------------------
                   Net cash provided by operating activities                                        305,511               111,165
                                                                                         -----------------------------------------

Cash Flows From Investing Activities
     Equipment deposits paid                                                                        (68,000)                 -
     Purchases of property, equipment, and other                                                   (107,786)             (549,801)
     Proceeds from the sale of property and equipment                                                14,500                79,245
                                                                                         -----------------------------------------
                   Net cash used in investing activities                                           (161,286)             (470,556)
                                                                                         -----------------------------------------

Cash Flows From Financing Activities
     Net payments on line of credit                                                                (702,910)             (167,278)
     Long-term borrowings                                                                               -               2,184,800
     Payments on long-term borrowings                                                              (650,198)           (1,540,876)
     Short-term borrowings                                                                          400,000                  -
     Deferred finance costs                                                                             -                 (54,588)
     Deferred private placement costs                                                                   -                 (18,704)
     Issuance of common stock, net of costs                                                         808,620               (47,448)
                                                                                         -----------------------------------------
                   Net cash provided by (used in) financing activities                             (144,488)              355,906
                                                                                         -----------------------------------------

                   Net decrease in cash                                                                (263)               (3,485)

Cash
     Beginning                                                                                          863                 4,348
                                                                                         -----------------------------------------
     Ending                                                                              $              600   $               863
                                                                                         =========================================

                                                            (Continued)



SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended September 30, 1996 and 1995

                                                                                                 1996                  1995
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures of Cash Flow Information
     Cash (receipts) payments for:
        Interest                                                                         $            444,599   $          640,883
        Income taxes                                                                                    5,000              (47,476)
                                                                                         ==========================================

Supplemental Schedule of Noncash Investing and Financing Activities
     Conversion of long-term debt to common stock (Note 7)                               $                 -    $        1,137,790
     Conversion of accounts payable to long-term debt                                                      -               217,000
     Conversion of bridge financing to common stock (Note 7)                                          350,000                  -
     Conversion of accounts payable to common stock (Note 8)                                           20,000                  -
     Debt forgiven on leased asset                                                                        -                 12,861
     Reclassification of deferred private placement costs to equity upon
        issuance of common stock                                                                       18,704                  -
                                                                                         ==========================================

See Notes to Consolidated Financial Statements.







SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Sparta Foods, Inc., through its wholly-owned subsidiary, La Canasta of Minnesota, Inc. (La Canasta), formulates, manufactures, and markets a broad line of Mexican-style foods under its own brand name and for private labels, and barbecue sauces for others under private labels.

The Company's customers are principally retail food stores and distributors in the Upper Midwest and Western Canada. The Company grants credit to its customers on an individual basis.

Consolidation: The financial statements of Sparta Foods, Inc. have been consolidated with its wholly- owned subsidiary, La Canasta. All significant intercompany balances and transactions have been eliminated. The consolidated operations are hereinafter referred to as the Company.

Management estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Stock-based compensation: The Financial Accounting Standards Board (FASB) has issued Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This statement is effective for the Company's 1997 fiscal year. SFAS 123 establishes a fair value-based method of accounting for stock- based compensation plans and encourages, but does not require, entities to adopt that method for grants to employees in place of APB Opinion No. 25, Accounting for Stock Issued to Employees, which uses an intrinsic value-based accounting method. At this time, the Company does not intend to adopt SFAS 123 in measuring expenses for grants to employees. However, the Company must present pro forma net income (loss) and related per share amounts as if SFAS 123 had been adopted, and such pro forma amounts are expected to reflect higher amounts of expenses than amounts reported in the financial statements.

Revenue recognition: Revenues are recognized at the time the product is shipped to the customer. The Company records estimated allowances for sales returns and promotions.

Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair value of financial instruments: The Company has adopted FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The financial statements include the following financial instruments: cash, trade accounts receivable, accounts payable, notes payable, and a line of credit. At September 30, 1996, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and equipment: Property and equipment are carried at cost and are being depreciated over their useful lives on a straight-line basis.

Intangibles: Costs in excess of assets acquired (goodwill) are being amortized over 40 years. Covenants not-to-compete are being amortized over the terms of the agreements, which are 5 years to 15 years. In accordance with Statement of Financing Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews its intangibles periodically to determine potential impairment by comparing the carrying value of the intangibles with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the intangible asset. To date, management has determined that no impairment of intangibles exists.

Rental property: Rental property consists of a facility in Lakeville, Minnesota, which was previously used in the manufacturing of the Company's products. In fiscal 1995, the production equipment and operations of this facility were consolidated into the Company's St. Paul location. The property is recorded at the lower of cost or estimated fair market value.

The Company entered into an agreement with a third party during 1996 to lease this facility under an operating lease that expires January 31, 2006. The lease calls for monthly payments of $11,280, plus taxes and utilities. Rental income under this lease was approximately $92,000 for the year ended September 30, 1996, and is included in other income (expense) in the statement of operations. The Company commenced depreciating the rental property over its estimated useful life of 37 years on a straight-line basis at the beginning of the lease.

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per common and common equivalent share: Net income (loss) per common share is computed based upon the weighted average number of common shares and common share equivalents

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



outstanding  during each year.  Common  stock  equivalents  are  included in the computation using the treasury stock method wherever their inclusion has a dilutive effect. Common stock equivalents (options and warrants) were antidilutive for the year ended September 30, 1995.

Note 2.  Property and Equipment

Property and equipment consists of:


                                                   Estimated                        September 30
                                                  Useful Life
                                                                  -------------------------------------------------
                                                                         1996                         1995
-------------------------------------------------------------------------------------------------------------------

Factory equipment                                    12-18               $4,765,838                    $4,743,245

Office and other equipment                             5                    322,562                       327,174

Leasehold improvements                               20-31                  762,089                       762,089
                                                                  -------------------------------------------------

                                                                         $5,850,489                    $5,832,508
                                                                  =================================================



Note 3.  Financing Agreements

Line of credit: At September 30, 1996, the Company has a line of credit with a bank, secured by all assets. Maximum borrowings under the credit agreement are determined by an accounts receivable and inventory borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime plus 2.0 percent (10.25 percent at September 30, 1996). At September 30, 1996, $294,811 was outstanding on the line of credit. The Company is to maintain certain minimum net income, net worth, and debt service coverage levels. In addition, a maximum debt to net worth ratio is specified, dividends and capital expenses are restricted, and compensation and new options/warrants are also limited.

Long-term debt:  Long-term debt consists of the following:

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                               September 30
                                                                                        1996                   1995

Term note and  equipment  note  payable  to bank,  secured  by all assets of the
Company, due in monthly installments of $21,658 and $6,667,  respectively,  plus interest at prime plus 2.5%
to December 1, 1997, when the remaining balance is due                             $  1,623,315        $    1,963,211
Note payable, secured by land and building, subordinated to bank financing,  interest-only  payments at prime plus 4% beginning  January 1, 1995, through January 1, 1998, thereafter monthly
installments of $11,886, including interest, to January 1, 2003                         553,220               553,220
Note payable, Freedoon Anvary, secured by land and building, subordinated  to  bank  financing,  interest-only  payments  at  prime  plus  4%
beginning  January  1,  1995,  through  January  1,  1998,   thereafter  monthly
installments of $3,934, including
interest, to January 1, 2003                                                            183,102               183,102
Note payable, attorney, subordinated to bank financing, monthly installments of $8,500, including interest, at prime plus 1.5%,
to February 1, 1997                                                                      65,066               155,586
Capital lease obligations (see Note 5)                                                  206,815               376,597

                                                                                      2,631,518             3,231,716

Less current maturities                                                                 567,905               594,803
                                                                                   -----------------------------------
                                                                                      2,063,613             2,636,913
                                                                                   ===================================


Aggregate maturities of long-term debt at September 30, 1996, are as follows:

Years ending September 30:                                       $  568,000
        1997                                                      1,394,000
        1998                                                        117,000
        1999                                                        129,000
        2000                                                        146,000
        2001                                                        278,000
                                                                -----------
        Later years                                              $2,632,000
                                                                ===========


Note 4.  Income Taxes

The income tax (expense) benefit for 1996 and 1995 consisted of:

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                   1996                   1995

Current:
Federal--net operating loss carried back to prior years                   $           -          $            45,378
State--minimum fees                                                                   -5,000
                                                                          $           -5,000     $            45,378



A reconciliation between the income tax (expense) benefit at the federal statutory rate and the effective income tax rate for 1996 and 1995, is as follows:


                                                                                     1996                    1995

Federal statutory rates                                                                  (34.0) %                34.0 %
State income taxes net of federal benefit                                                 -4.50                  -4.40
Nondeductible expenses                                                                    -5.60                  -0.30
Net operating loss not utilized                                                               -                 -24.70
Benefit of graduated tax rate                                                              3.20                      -
Utilization of net operating loss carryforward                                            36.40                      -
Effective income tax rate                                                                 -4.50 %                  4.6 %


Temporary differences that give rise to the net deferred tax assets and liabilities at September 30, 1996 and 1995, are as follows:


                                                                                   1996                   1995

Net current deferred taxes:
Receivable allowances                                                     $             15,700  $            22,500
Vacation accrual                                                                        17,000               22,000
Capitalized start-up costs                                                              -                     1,900
Inventory costs                                                                         15,900               12,900
Bonus accrual                                                                            1,200                -
Lease deferred income                                                                  -19,000                -
Valuation allowance                                                                    -30,800              -59,300
                                                                          $                      $  -

                                                                                   1996                   1995
Net noncurrent deferred taxes:
Depreciation                                                              $           -544,500   $         -459,300
Property and equipment valuation allowance                                              90,800               90,800
Net operating loss carryforwards                                                       873,900              811,000
AMT credit carryforwards                                                                38,000               38,000
Intangible assets                                                                       31,900    -
Valuation allowance                                                                   -490,100             -480,500
                                                                          $   -                  $  -



SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.  Income Taxes (Continued)

As of September 30, 1996 and 1995, the Company recorded valuation allowances of $520,900 and $539,800, respectively, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 1996 or 1995.

The net operating loss carryforwards of $2,913,000 at September 30, 1996, will expire as follows:

Years                                                        Amount
2008                                                    $           268,000
2009                                                              1,135,000
2010                                                              1,276,000
2011                                                                234,000


The alternative minimum tax (AMT) credit carryforwards may be carried forward indefinitely to reduce future regular federal income taxes payable.

Note 5.  Leases and Other Commitments

Capital leases: The Company leases property and equipment under capital leases with terms in excess of one year. Minimum future obligations under capital leases at September 30, 1996, are as follows:

Years ending September 30:
1997                                                    $           175,200
1998                                                                 42,600
1999                                                                  2,800
                                                       ---------------------
Total future payments                                               220,600

Less amount representing interest                                    13,800
                                                      ----------------------
Present value of future payments                        $           206,800
                                                      =======================

Property and equipment includes assets held under capital leases, as follows:

                                                    September 30
                                  ----------------------------------------------
                                            1996                   1995
--------------------------------------------------------------------------------
Cost                              $            784,376  $           825,859
Accumulated depreciation                       331,108              265,944
                                  ----------------------------------------------
                                  $            453,268  $           559,915
                                  ==============================================

Operating leases: The Company leases its office and manufacturing facility and certain manufacturing equipment under operating leases. The facility lease requires monthly base rentals plus the payment of 88 percent of real estate taxes and operating expenses of the building, expires on May 31, 2000, and contains two five-year renewal options.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.  Leases and Other Commitments (Continued)

Total rent expenses for facilities and equipment were $518,500 and $447,100 for 1996 and 1995, respectively.

Minimum future obligations required under operating leases at September 30, 1996, are as follows:


Years ending September 30:
1997                                                   $         393,000
1998                                                             344,000
1999                                                             304,000
2000                                                             207,000
2001                                                               8,000
                                                     --------------------
                                                       $       1,256,000
                                                     ====================

License agreements: In connection with a business acquisition, the Company obtained a license agreement which expires December 31, 1999, which requires the payment of 3 percent of the gross sales of products sold using the "La Campana Paradiso" or "Paradiso" name. In addition, the Company pays a fee equal to 1 percent of all retail sales made under the "Cruz" label until January 1, 1997, or an aggregate of $220,000, whichever occurs earlier, and is required to pay 3 percent of net Chapala sales for 15 years. Expenses relating to these arrangements were $42,878 and $35,717 in 1996 and 1995, respectively.

Purchase agreements: The Company does not enter into futures contracts. They do, however, enter into purchase orders for delayed delivery of raw materials, generally 30 days for raw materials other than corn and flour. The Company enters into purchase orders for the delayed delivery of corn and flour for a period of 2 to 18 months, depending on current pricing, to insure the availability of the type of corn best suited for the Company's products. These purchase orders are placed directly with the suppliers. At the end of each reporting period, the Company evaluates the open purchase orders for corn and flour to determine whether a loss should be recognized. No such losses are accruable as of September 30, 1996 and 1995.

Note 6.  Sales
The Company had sales to one customer which accounted for 20 percent of sales for 1996 and 16 percent of sales for 1995. As of September 30, 1996, accounts receivable from this customer were $80,616.

In addition, the Company also had sales to a second customer through one distributor in 1996 and four separate distributors in 1995 which accounted for 16 percent of sales in 1996 and 13 percent of sales in 1995. As of September 30, 1996, accounts receivable from this distributor were $63,825.

Note 7.  Stockholders' Equity

On October 20, 1995, the Company obtained $400,000 in bridge financing by issuing convertible promissory notes and the granting of 400,000 warrants to purchase shares of common stock at $0.50 per share. In February 1996, the Company completed a private placement offering and obtained additional equity. The following is a summary of the components of the private placement offering:

         2,560,000 shares of common stock were issued for $930,000 in cash and the conversion of $350,000 of bridge financing debt.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         A total of 2,640,000 in warrants were issued in connection with the issuance of the additional common stock. The warrants have an exercise price of $0.75, of which 2,560,000 expire on February 2, 1999, and the remaining 80,000 expire on February 2, 2001.

         Net proceeds from the private placement offering were used to pay off $50,000 of bridge financing debt and $700,000 of the Company's line of credit, with the remaining proceeds used to fund the continuing operations of the Company.

In December 1994, the Company converted certain existing debt and obtained additional equity. The following is a summary of the components of the conversion:

         Sort-term debt of $2,000,000 was repaid or converted to equity. Debt of $969,000 was converted into 646,000 shares of common stock, and $1,031,000 was repaid.

         Additional equity of $396,500 was obtained from the sale of 264,332 shares of common stock and the conversion of certain notes and accounts payable.

         A total of 597,546 in warrants were issued in connection with the conversion and issuance of additional equity.

Stock options: The Company has a stock option plan, as amended, pursuant to which qualified and nonqualified stock options for up to 950,000 shares of the Company's $0.01 par value common stock have been reserved for issuance under the plan and may be granted to key employees and members of the Board of Directors. The options are generally granted at exercise prices equal to or greater than the fair value of the common stock at the date of grant, expire at varying dates not to exceed ten years from the grant date, and are not transferable.

Note 7.  Stockholders' Equity (Continued)

Changes in stock options are summarized as follows:

                                                                               Price Range              Shares

Outstanding, September 30, 1994:                                          $          1.88 - 5.00             499,033
Granted                                                                               .50 - 2.10             373,333
Canceled                                                                              .50 - 5.00            -178,867
Outstanding, September 30, 1995:                                                      .50 - 5.00             693,499
Granted                                                                               .50 - 1.44             277,000
Canceled                                                                              .50 - 5.00            -235,665
Exercised                                                                                    .50             -11,250
Outstanding, September 30, 1996                                           $           .50 - 5.00             723,584


As of September 30, 1996, 231,792 options were exercisable.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Stock warrants:  A summary of warrants follows:

                                               Price Range                     Shares
--------------------------------------------------------------------------------------------------

Outstanding, September 30, 1994                     $          4.50                       460,000
  Granted                                               1.50 - 2.00                       597,546
  Cancelled                                                    4.50                      -380,000
                                      ------------------------------------------------------------
Outstanding, September 30, 1995                         1.50 - 4.50                       677,546
  Granted                                               0.50 - 0.75                     3,040,000
  Exercised                                                    0.50                        -5,000
                                      ------------------------------------------------------------
Outstanding, September 30, 1996                     $   0.50 - 4.50                     3,712,546
                                      ============================================================


Expiration Date                                           Amount
October 10, 1998                                         400,000
October 31, 1998                                         657,246
February 2, 1999                                       2,560,000
December 9, 1999                                          15,300
February 2, 2001                                          80,000
                                                       ---------
                                                       3,712,546
                                                       =========

Note 8.  Related-Party Transactions

The Company's former Chairman of the Board received consulting fees of $34,517 for 1995, pursuant to a consulting agreement with the Company dated August 15, 1994. This agreement obligated him to provide executive management and other business services to the Company over the period from August 15, 1994, through February 28, 1995, in exchange for a consulting fee of $8,333 per month. The consulting agreement was terminated in January 1995.

The Company issued 40,000 shares of common stock to a member of the Board of Directors to satisfy a $20,000 liability for consulting services provided and recorded as of September 30, 1995.

Effective November 1, 1994, the Company entered into a broker agreement with a principal stockholder and former officer and director of the Company which provides an exclusive food broker arrangement on sales of the Company's food products to certain designated accounts on a commission basis. Commissions paid during fiscal 1996 and 1995 amounted to $8,799 and $4,512, respectively.

Note 9.  1995 Fourth Quarter Adjustment

During the fourth quarter of the year ended September 30, 1995, the Company recorded a $302,612 write-down of the Lakeville property value based upon recent negotiations for the sale of the facility. This write-down was necessary to reflect the recorded value of this property at the lower of cost or fair market value. During 1996, the Company entered into a lease agreement to rent this property (see Note 1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The names and ages of the executive officers of the Registrant and their positions and offices presently held are as follows:


Name                        Age           Position with Company

Joel P. Bachul              54            President and Chief Executive Officer

A. Merrill Ayers            50            Treasurer, Chief Financial Officer and
                                          Secretary

Thomas C. House             50            Vice President of Operations


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

     Thomas C. House, has been employed by the Company since March 1993 as the Vice President of Operations. From December 1988 until March 1993, Mr. House was the plant manager at the Rosemount, Minnesota plant facilities of Continental Nitrogen & Resource Corporation, a manufacturer of ammonium nitrate- based products and fertilizers. Mr. House is currently responsible for the Company's plant operations, quality control and plant expansion, as well as purchasing and product distribution.

     There are no family relationships among any of the Company's directors or executive officers.

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 10.          EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits  are  numbered  in   accordance   with  Item  601  of
                  Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1996 fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPARTA FOODS, INC.

Dated:  December 20, 1996           By: /s/ Joel P.Bachul
                                       Joel P. Bachul, President

Dated:  December 20, 1996           By: /s/ A. Merrill Ayers
                                       A. Merrill Ayers, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

     Each person whose signature appears below constitutes and appoints JOEL P. BACHUL and A. MERRILL AYERS as true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature and Title                                                Date

/s/ Michael J. Kozlak                                        December 20, 1996
----------------------------
Michael J. Kozlak, Director

/s/ Larry Arnold                                             December 20, 1996
----------------------------
Larry Arnold, Director

/s/ Joel P. Bachul                                           December 20, 1996
----------------------------
Joel P. Bachul, Director

----------------------------                                 December __, 1996
Edward Jorgensen, Director

/s/ Richard H. Leepart                                       December 20, 1996
----------------------------
Richard H. Leepart, Director

/s/ R. Dean Nelson                                           December 20, 1996
-----------------------------
R. Dean Nelson, Director

                               SPARTA FOODS, INC.

                          EXHIBIT INDEX TO FORM 10-KSB




Exhibit
Number           Description

3(i)(1) Articles of Incorporation. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989.)*

3(i)(2) Articles of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ending December 31, 1990.)*


3(i)(3) Articles of Amendment to Articles of Incorporation filed on October 25, 1993. (Incorporated by reference to the Company's Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the period ended September 30, 1993.)*

3(i)(4) Articles of Amendment to Articles of Incorporation filed on April 15, 1994. (Incorporated by reference to the Company's Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the period ended September 30, 1993.)*

3(ii) By-Laws. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989.)*

4.1            Form of  Certificate  for  Common  Stock of  Sparta  Foods,  Inc.
               (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994.)*

10.1 Registration Rights Agreement dated January 15, 1991, between Carmen S. Abril-Lopez and Sparta Foods, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*

10.2 **        Amended and Restated Stock Option Plan.

10.3 Office/Warehouse Lease dated November 20, 1985 between The Travelers Insurance Company and La Canasta of Minnesota, Inc., as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*

10.4 Manufacturing Agreement dated September 20, 1989, between Ken Davis Products, Inc. and La Canasta of Minnesota, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*

10.5 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,560,808). (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*

10.6 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,341,156). (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*

10.7 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,434,854). (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*


-------------

* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

10.8 Amendment No. Four dated October 10, 1991 to Office/Warehouse Lease dated November 20, 1985 between The Travelers Insurance Company and La Canasta of Minnesota, Inc., as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1991.)*

10.9 Form of Contingent Payment Agreement dated December 31, 1991 among Sparta Foods, Inc. and the shareholders of Cruz Distributing Inc. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to the Registration Statement (No. 33-24394C) on Form S-18 dated August 6, 1992.)

10.10 Amendment No. Five dated May 18, 1992 to Office/Warehouse Lease dated November 20, 1985 among Advent Realty Limited Partnership II (successor to The Travelers Insurance Company), La Canasta of Minnesota, Inc. and Sparta Foods, Inc. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to the Registration Statement (No. 33-14394C) on Form S-18 dated August 6, 1992.)

10.11          Mortgage Note and Mortgage Deed of La Canasta of Minnesota,  Inc.
               in favor of Fredoon Anvary dated October 1, 1993. (Incorporated by reference to the Company's Current Report on Form 8-K with a Date of Report of October 28, 1993.)*

10.12 License Agreement between La Canasta of Minnesota, Inc. and Mexican Foods, Inc., dated October 28, 1993, and relating to the use of the trade name "La Campana Paradiso" and "Paradiso." (Incorporated by reference to the Company's Current Report on Form 8-K with a Date of Report of October 28, 1993.)*

10.13 Warrant issued to International Food Products, Inc. for purchase of 120,000 shares of Sparta Foods, Inc.'s Common Stock and dated October 28, 1993. (Incorporated by reference to the Company's Current Report on Form 8-K with a Date of Report of October 28, 1993.)*

10.14 Warrant issued to Fredoon Anvary for purchase of 60,000 shares of Sparta Foods, Inc.'s Common Stock and dated October 28, 1993. (Incorporated by reference to the Company's Current Report on Form 8-K with a Date of Report of October 28, 1993.)*

10.15 Option Agreement between Fredoon Anvary and Sparta Foods, Inc., granting Fredoon Anvary an option to purchase 300,000 shares of Sparta Foods, Inc.'s Common Stock and dated October 28, 1993. (Incorporated by reference to the Company's Current Report on Form 8-K with a Date of Report of October 28, 1993.)*

10.16 Amendment No. 2 dated August 9, 1993 to Manufacturing Agreement between Ken Davis Products, Inc. and La Canasta of Minnesota, Inc. (Incorporated by reference to the Company's Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the period ended September 30, 1993.)*

10.17 Distributorship Agreement dated January 21, 1994 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to the Company's Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the period ended September 30, 1993.)*


------------

* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

10.18 Amendment No. Six dated March 31, 1993 to Office/Warehouse Lease dated November 30, 1985 among Advent Realty Limited Partnership II (successor to The Travelers Insurance Company, La Canasta of Minnesota, Inc. and Sparta Foods, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.19 Broker Agreement dated November 1, 1994 between Food Creators International, Inc. and Sparta Foods, Inc. (Incorporated by reference to the Company's Annual Report on Form 10- KSB for the period ended September 30, 1994.)*

10.20 Registration Rights Agreement dated December 9, 1994 between IFP Trust and Sparta Foods, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.21 Amendment Modifying Subordinated Mortgage Notes and Security Agreement dated December 9, 1994 by and among La Canasta of Minnesota, Inc., IFP Trust and Fredoon Anvary (without exhibits). (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.22 Registration Rights Agreement dated December 9, 1994 by and among Nicholas G. Grammas, Carmen S. Abril-Lopez and Sparta Foods, Inc., among others. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.23 Form of RAT-Series Warrants dated December 9, 1994 to purchase Common Stock of Sparta Foods, Inc. at $2.00 per share and expiring on October 31, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.24 Form of RES-Series Warrants dated December 9, 1994 to purchase Common Stock of Sparta Foods, Inc. at $4.50 per share and expiring on October 31, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.25 Credit and Security Agreement dated December 9, 1994 among Norwest Bank Minnesota, N.A., Sparta Foods, Inc. and La Canasta of Minnesota, Inc. (without exhibits). (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.26 $1,200,000 Revolving Note dated December 9, 1994 issued by La Canasta of Minnesota, Inc. in favor of Norwest Bank Minnesota, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.27 $1,784,000 Term Note dated December 9, 1994 issued by La Canasta of Minnesota, Inc. in favor of Norwest Bank Minnesota, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.28 $400,000 Capital Note dated December 9, 1994 issued by La Canasta of Minnesota, Inc. in favor of Norwest Bank Minnesota, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.29 Guaranty dated December 9, 1994 issued by Sparta Foods, Inc. in favor of Norwest Bank Minnesota, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*


-------------

* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

10.30 Form of Indemnification Agreement between Sparta Foods, Inc. and certain Selling Shareholders listed in Registration Statement on Form SB-2. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89284) dated April 14, 1995.)

10.31 Amendment to Credit and Security Agreement dated December 9, 1994 among Norwest Bank Minnesota, N.A., Sparta Foods, Inc. and La Canasta of Minnesota, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89284) dated April 14, 1995.)

10.32 Addendum No. 1 to Distribution Agreement dated July 20, 1995 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1995.)*

10.33 Form of Convertible Promissory Note issued to certain accredited investors who provided capital dated October 1995. (Incorporated by reference to Exhibit 10.38 to the Company's Form 10- KSB for the period ended September 30, 1996.)*

10.34 Form of Warrant issued to certain investors who provided capital in form of convertible Promissory Notes dated October 1995. (Incorporated by reference to Exhibit 10.39 to the Company's Form 10KSB for the period September 30, 1996.)*

10.35 Distribution Agreement dated January 2, 1996, between Catalina Specialty Foods, Inc. and the Company. (Incorporated by reference to Exhibit 10.40 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.36 Form of Warrant issued to certain investors who purchased units, consisting of common stock and warrants, pursuant to the Company's private placement dated February 3, 1996. (Incorporated by reference to Exhibit 10.41 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.37 Registration Rights Agreement dated February 2, 1996, between and among the company and certain shareholders who purchased units pursuant to the Company's private placement. (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.38 Third Amendment to Credit Agreement dated April 23, 1996, by and among Norwest Bank Minnesota, N.A., the Company and LaCanasta of Minnesota, Inc. (Incorporated by reference to Exhibit 10.43 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.39          Salary Continuation  Agreement between the Registrant and Joel P.
               Bachul dated August 16, 1995.

10.40          Salary  Continuation  Agreement  between  the  Registrant  and A.
               Merrill Ayers dated August 11, 1995.

10.41          Salary  Continuation  Agreement between the Registrant and Thomas
               C. House dated August 14, 1995.

11             Sparta Foods, Inc. Computation of Net Income per Common Share.

21 Subsidiaries of Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1992.)*

23             Consent of independent public accountant.


-------------

* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB

24             Power  of  Attorney  (included  on  signature  page of this  Form
               10-KSB)

27             Financial Data Schedule (filed in electronic format only)





---------------

* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB