Form 10KSB/A
period 1996-09-30
SPARTA FOODS INC
filed 1997-01-31
CIK 838171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              FORM 10-KSB/A (No. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                        Commission File Number 000-19318

                               SPARTA FOODS, INC.
        (Exact name of Small Business Issuer as specified in its Charter)

               Minnesota                                    41-1618240
        (State of incorporation                          (I.R.S. Employer
           or organization)                              Identification Number)


                               2570 Kasota Avenue
                            St. Paul, Minnesota 55108
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (612) 646-1888

       Securities registered under Section 12(b) of the Exchange Act: NONE

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01 per share.

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                          No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year: $12,662,819

     The aggregate market value of the voting stock held by non-affiliates was approximately $6,078,085 based upon the average high and low bid prices of the Registrant's Common Stock as of January 29, 1997.

     There were 6,685,049 shares of Common Stock, $.01 par value, outstanding as of January 29, 1997.

     Transitional Small Business Disclosure Format (check one):

                   Yes                              No  X

     The  Registrant is providing  this  Amendment No. 1 to Form 10-KSB to amend
Part I, Item 1 and Part II, Item 6.

                                     Part I.

ITEM 1.           DESCRIPTION OF BUSINESS

General

     Sparta Foods, Inc. ("Sparta" or the "Company") manufactures a broad line of Mexican food products which include corn and flour tortillas, stone ground and corn flour tortilla chips, picante and other salsas and sauces. These products are distributed under the Company's own brand names and under private labels. The Company's products include La Canasta, La Campana Paradiso and Mexitos tortilla chips, Cruz, La Canasta and La Campana Paradiso tortillas, La Canasta, La Campana Paradiso and Chapala salsas and picante sauces. The Company also manufactures barbecue sauces and salsas for others under private label.

     The Company's branded retail products are sold in supermarkets located primarily in the midwestern United States, with selected products sold in western Canada. The Company also produces its Mexican-style products for other food distributors under private labels, including Crystados for Crystal Farms Refrigerated Distribution Company which distributes its products to retail stores in 23 states. Other private label products include Ken Davis and Rudolph's barbecue sauces utilizing the customer's proprietary recipes. In addition, the Company supplies over six thousand restaurants and other food service establishments through distributors that include Alliant Food Service, Inc., Sysco Corporation and J.P. Food Service, Inc. The Company places significant emphasis on the development of the food service market and is currently an approved supplier to such restaurants as McDonalds, Chilis, Carlos O'Kellys and Perkins Restaurants.

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

     The increase in past sales may be partially attributable to the growth in the United States Hispanic population, and a continued increase in the sale of Mexican-style food products is not assured. However, the Company's management believes that Mexican-style food products have become less "ethnic" and now enjoy a greater consumer acceptance, as illustrated by the fact that non-Mexican restaurants, such as McDonalds, feature Mexican-style foods on their menus.

Products and Marketing

     General. The Mexican-style food products manufactured and marketed by the Company include whole and pre-cut corn and flour tortillas (including die-cut, hand stretched and press flour tortillas), stone ground corn and corn flour tortilla chips and salsas (picante and thick and chunky) for distribution to retail food stores, food service establishments and other manufacturers of Mexican-style food products. The Company also manufactures products for other food distributors to be sold under their own private labels using the customers or the company's proprietary recipes. During the fiscal years ended September 30, 1996, 1995 and 1994, the percentage of sales of tortillas, tortilla chips, barbecue sauces, salsas and all other products as compared to all sales of the Company were as follows:

                                                             Year Ended September 30,

                                                          1996      1995      1994
Products
 Tortillas                                                 70%       63%       55%
 Corn tortilla chips                                       17%       20%       25%
 Barbecue sauces, salsas and all other products            13%       17%       20%

     The Company continually seeks to expand its product lines through the development of new products for retail sale under the Company's own branded labels and value-added products for the food service market. In November 1996, the Company began manufacturing and distributing seven new retail tortilla chips under the La Canasta brand and flavored flour tortilla wraps to food service establishments.

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


                                                       Year Ended September 30,
                                                         1996    1995      1994

Market Segment
Food service
 establishments                                          54%      51%       44%
Branded retail                                           29%      31%       33%
Private label and
 ingredients                                             17%      18%       23%

     Food Service. The Company's products are currently served in an estimated six thousand restaurants and other food service establishments under La Canasta, Mexitos, and Cruz labels, and are approved for use in the food service operations of such restaurants as McDonald's, Chili's, Carlos O'Kelly's and Perkins Restaurants. The establishment of food service accounts with restaurant chains, schools, in-plant feeders or other food service establishments is initiated primarily through direct contact by the Company's sales personnel or brokers. The Company pays food brokers a commission based upon the percentage of the net sales of products sold. The Company is obligated to pay such commission for as long as the broker continues to achieve specified minimum sales. Sales to food service establishments are effected through distributors who carry product inventory at their distribution centers located in nine midwestern states, Florida and Canada. These distributors include Alliant Food Service, Inc., J. P. Food Services, Inc. and Sysco Corporation, who on a combined basis accounted for over 30% of the Company's food service sales in its fiscal year ended September 30, 1996. The Company's distributors provide continued sales and service to the food service customer, while the Company's direct sales personnel and brokers continue to solicit new restaurant customers and act as coordinators between the Company and the distributors.

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

     Private Label and Ingredients. The Company manufactures products for other food distributors to be sold under their own private labels, using the Company's recipes or recipes provided by such distributors. Since 1991, the Company has been the sole manufacturer of Ken Davis brand barbecue sauces for Ken Davis Products, Inc., and in December 1993 began production of barbecue sauces for Rudolph's Licensing, Inc., under the Rudolph's brand name. The Company also manufactures and sells tortillas to other manufacturers to be used as ingredients for the production of Mexican food products. Two such manufacturers are Arden International Kitchens and Schwan's Sales Enterprises, Inc. Arden uses the Company's tortillas to manufacture its "Charritos" brand Mexican food items, and Schwan uses the Company's tortillas in its frozen burritos which are sold door to door by delivery truck in 48 states.

     The Company believes that there are two principal factors which tend to promote the Company's growing sales of private label products. First is its manufacturing expertise, and second is its experience in both the food service and retail markets. Sales to private label customers are initiated and maintained directly by Company sales personnel.

Principal Customers

     The Company's sales to significant customers during fiscal years 1996, 1995 and 1994 were as follows:



                                                       Year Ended September 30,
                                                            (In thousands)

                                                       1996      1995      1994
Customer
Crystal Farms Refrigerated Distribution Company       $2,557    $1,879   $1,780
Catalina Specialty Foods, Inc.                        $1,962    $1,617   $1,005
Bradley Distributing, Inc.                            $1,011    $1,162   $1,020
Ken Davis Products, Inc.                                $978    $1,112   $1,068


     The Company has  agreements  with Crystal Farms  Refrigerated  Distribution
Company, Ken Davis Products, Inc. and Catalina Specialty Foods, Inc. a distributor to McDonalds Corporation. The loss of any of these customers named above would have an adverse effect on the Company's sales and operating results. As part of its marketing plan, the Company is attempting to establish a strong brand recognition in key markets in order to minimize the likelihood of any such loss.

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

         The retail market for fried corn tortilla chips is dominated by Frito Lay, which the Company believes is a market leader in the 13 county Minneapolis/ St. Paul area market and the national market. The Company also competes with Old Dutch and Barrel O Fun brands. The Company estimates that it has less than a one percent share of the national corn tortilla chip market. While national manufacturers of snack foods have established recognizable brands such as Frito Lay, shipping costs for the light and bulky tortilla chips provide the Company certain pricing advantages in the local market area. In marketing its salsas and picante sauces for retail distribution, the Company competes with such brands as Pace, Old El Paso, Frito Lay and Chi Chi's. The Company believes that it currently has less than a one percent share of the national salsa market. The Company estimates that its retail sales of tortillas give it greater than a 50% share of the 13 county Minneapolis/St. Paul metropolitan market, and that its principal competition comes from Resers Foods, Zapata and Azteca Foods, which supply most of the remaining market.

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

Trademarks

     The principal trade names that the Company currently utilizes are CRUZ, LA CAMPANA PARADISO and LA CANASTA in the retail sale of tortillas; LA CAMPANA PARADISO, LA CANASTA, CHAPALA, and MEXITOS in the retail sale of tortilla chips; and LA CAMPANA PARADISO, LA CANASTA and CHAPALA in the retail sale of salsas. The Company also uses the trade names LA CANASTA, CRUZ and MEXITOS in connection with food service sales. Except as discussed below, all of these trade names or their associated logos are believed to be owned by the company.

     The Company's CRUZ logo is the subject of a federal trademark registration which expires January 2000. The mark CHAPALA used in connection with salsas is the subject of a federal trademark registration which expires November 2004. The Company owns a federal trademark registration for its MEXITOS logo which expires May 2005. All of the Company's trademark registrations are subject to renewal rights and may terminate prior to their respective expiration dates due to cancellation, disclaimer or surrender.

     The Company's trademarks provide an identity between the Company and its products. In the absence of federal trademark registrations, prior use of a trademark may establish an exclusive right to its use in connection with the sale of products in a particular market area. In addition, the above federal trademark registrations provide rights in their respective marks throughout the United States and create some legal presumptions should the registered trademark be infringed.

     The mark LA CAMPANA PARADISO is licensed by the Company from an affiliate of a former director of the Company. The license agreement expires December 31, 1999 and requires the payment of three percent (3%) of the gross sales of products sold under the LA CAMPANA PARADISO mark.

     Under concurrent use agreements, the Company may not use the LA CANASTA mark or related logos in 14 western states and has assigned its rights to those marks in those states to La Canasta Mexican Food Products, Inc. La Canasta Mexican Food Products, Inc. is not affiliated with the Company but is an affiliate of a principal shareholder and former director of the Company.

     There is no assurance that any of the trade names or other trademarks used by the Company, whether or not registered, will be free from future challenge by others as to prior use or as otherwise being unprotectable.

Government Regulation

     The Company is subject to licensing, regulation and periodic inspection by various local, state and federal agencies, including those administering health, sanitation, environmental, building, safety and fire laws and regulations. These agencies include, but are not limited to the Minnesota Department of Health, City of St. Paul, the U.S. Food and Drug Administration, the Minneapolis/St. Paul, Minnesota Metropolitan Waste Control Commission. As a result of recent U.S. Food and Drug Administration rule changes, some of the Company's products required changes in labeling. Nutritional testing has been completed on all applicable products, and the results of such testing have been incorporated in new packaging as required by those rules. To managements knowledge, the Company is in substantial compliance with all applicable rules and regulations of the above-referenced agencies. The costs associated with the Company's compliance with environmental laws are minimal.

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

                                     PART II

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     In response to these years of losses, the ongoing problems of integrating the Company's acquisitions and other corporate problems, the Board of Directors adopted a restructuring plan in October 1994. In the first quarter of fiscal 1995, the Board of Directors hired Joel Bachul and Merrill Ayers as its new CEO and CFO, respectively, and they were given the primary responsibility of managing the restructuring process.

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

Outlook

     Management believes the restructuring it began in October 1994 has substantially been completed. Its plan in fiscal 1997 will be to increase revenues and improve profitability by focusing on new markets and product brand positioning of tortillas and tortilla chips in the retail and food service markets to take advantage of strong industry growth patterns. See Item One - "Description of Business - Business Strategy."

     The foregoing statements contained in this Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to the Company's operating requirements through fiscal 1997 contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, and other forward looking statements made in Item One, "Description of Business - Business Strategy" of this Form 10-KSB/A (No. 1) for the period ended September 30, 1996, involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include but are not limited to seasonality of its sales and raw materials cost fluctuations, which are discussed above, and the following:

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

                                        SPARTA FOODS, INC.


Dated:  January 30, 1997                By:  /s/ A. Merrill Ayers
                                            ---------------------
                                  A. Merrill Ayers, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.


Signature and Title

/s/ Michael J. Kozlak             )
Michael J. Kozlak, Director       )
                                  )
                                  )
/s/ Larry Arnold                  )
Larry Arnold, Director            )
                                  )    By:   /s/ A. Merrill Ayers
                                  )         A. Merrill Ayers as Attorney-in-
/s/ Joel P. Bachul                )         Fact pursuant to Power of Attorney
Joel P. Bachul, Director          )         previously filed.
                                  )
                                  )
--------------------------        )   Date:    January 30, 1997
Edward Jorgensen, Director        )
                                  )
                                  )
/s/ Richard H. Leepart            )
Richard H. Leepart, Director      )
                                  )
                                  )
/s/ R. Dean Nelson                )
R. Dean Nelson, Director          )