Form 10QSB
period 1996-12-31
SPARTA FOODS INC
filed 1997-02-07
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    X       Quarterly Report under Section 13 or 15 (d) of the Securities
---------   Exchange Act of 1934.

For the quarterly period ended December 31, 1996.

---------  Transition  Report under  Section 13 or 15 (d) of the Exchange Act.


For the transition period from ________________ to __________________

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

                    Yes  ____X_____      No  __________

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              6,685,049 shares of Common Stock at January 21, 1997.

Transitional Small Business Disclosure Format:  Yes _______    No ____X____

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                    PAGE



PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements                                  3

          Condensed Consolidated Balance Sheets at December 31, 1996
          and September 30, 1996                                      3

          Condensed Consolidated Statements of Operations for the
          three-month periods ended December 31, 1996 and 1995        4

          Condensed Consolidated Statements of Cash Flows for the
          three-month periods ended December 31, 1996 and 1995        5

          Notes to Condensed Consolidated Financial Statements -
          December 31, 1996                                           6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   7


PART II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                    10

SIGNATURES                                                           11

EXHIBIT INDEX                                                        12

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets

                                                                                           December 31          September 30
                                                                                              1996                  1996
                                                                                   ---------------------------------------------
                                                                                          (unaudited)
ASSETS

Current Assets
         Cash                                                                              $   9,223             $     600
         Accounts receivable, less allowances of $53,000 and $52,000,
          respectively                                                                       718,458               639,934
Inventories:
         Finished goods                                                                      338,847               241,959
         Raw materials and packaging                                                         547,089               506,513
Prepaid expenses                                                                              90,654                63,915
                                                                                           ---------             ---------
         Total current assets                                                              1,704,271             1,452,921
                                                                                           ---------             ---------
Property and Equipment                                                                     6,011,707             5,850,489
         Less accumulated depreciation                                                     2,229,363             2,115,810
                                                                                           ---------             ---------
                                                                                           3,782,344             3,734,679
                                                                                           ---------             ---------
Other Assets
         Goodwill, less accumulated amortization of $107,892 and
          $102,358, respectively                                                             451,998               457,533
         Covenants not-to-compete, less accumulated amortization of
          $247,653 and $235,366, respectively                                                 85,847                98,134
         Rental property held for resale, less accumulated depreciation of
          $21,978 and $15,984, respectively                                                  918,022               924,016
         Other                                                                               274,277               339,730
                                                                                           ---------              --------
                                                                                           1,730,144             1,819,413
                                                                                           ---------             ---------
                                                                                          $7,216,759            $7,007,013
                                                                                          ==========            ==========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
         Note payable, bank                                                              $  905,916            $  294,811
         Current maturities of long-term debt                                               520,464               567,905
         Accounts payable                                                                   393,427               658,575
         Accrued expenses                                                                   321,480               412,074
                                                                                          ---------             ----------
                  Total current liabilities                                               2,141,287             1,933,365
                                                                                          ---------             ----------
         Long-term Debt, less current maturities                                          1,951,853             2,063,613
                                                                                          ---------             ----------
         Stockholders Equity
                  Preferred Stock, authorized 1,000,000 shares, no
                   designated par value; none issued                                            --                    --

         Common Stock,  authorized 15,000,000 shares, $.01 par value; issued and outstanding 6,685,049 and 6,679,049 shares,
          respectively                                                                       66,850                66,790
         Additional paid-in capital                                                       4,913,459             4,911,070
         Accumulated deficit                                                             (1,856,690)           (1,967,825)
                                                                                         -----------            ----------
                                                                                          3,123,619             3,010,035
                                                                                         -----------            ----------
                                                                                         $7,216,759            $7,007,013
                                                                                         ==========            ===========

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                       For the three months
                                                                                        ended December 31
                                                                         ------------------------------------------------

                                                                                          1996                    1995
                                                                                          ----                    ----

Net sales                                                                           $   3,111,222         $   2,920,625

Cost of sales                                                                           2,191,121             2,154,317
                                                                                        ---------             ---------
         Gross profit                                                                     920,101               766,308

Selling, general and administrative
 expenses                                                                                 757,285               701,314
                                                                                         --------             ---------
         Operating income                                                                 162,816                64,994

Other income (expense), net                                                                32,037                 4,112

Interest expense                                                                         (82,467)             (141,501)
                                                                                         --------             ---------
         Income (loss) before income tax                                                  112,386              (72,395)

Provision for income tax                                                                    1,250                  ----
                                                                                         --------             ---------
         Net income (loss)                                                          $     111,136        $     (72,395)
                                                                                         ========             =========
Net Income (loss) per common share                                                  $         .02        $        (.02)
                                                                                         ========             =========

Weighted average number of common
 shares outstanding                                                                     6,679,766             4,062,799
                                                                                        =========            ==========


See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                  For the three months
                                                                                                    ended December 31
                                                                                        -----------------------------------------
                                                                                               1996                1995
Cash Flows from Operating Activities
     Net income (loss)                                                                          $   111,136        $   (72,395)
         Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
              Depreciation and amortization                                                         145,658             129,471
              Changes in assets and liabilities:
                  Accounts receivable                                                              (78,524)           (101,790)
                  Inventories                                                                     (137,464)              28,097
                  Prepaid expenses                                                                 (26,739)            (28,691)
                  Other assets                                                                       63,755            (15,527)
                  Accounts payable and accrued expenses                                           (355,742)            (24,913)
                                                                                                 ----------           ---------
Net cash used in operating activities                                                             (277,920)            (85,748)
                                                                                                 ----------           ---------
Cash Flows from Investing Activities
     Purchases of property and equipment                                                          (167,811)            (23,444)
                                                                                                 ----------           ---------
     Net cash used in investing activities                                                        (167,811)            (23,444)
                                                                                                 ----------           ---------
Cash Flows From Financing Activities
     Net short term borrowings                                                                      611,105             255,399
     Payments on long-term borrowings                                                             (159,201)           (146,520)
     Issuance of Common Stock                                                                         2,450                 ---
                                                                                                -----------           ---------
     Net cash provided by financing activities                                                      454,354             108,879
                                                                                                -----------           ---------

     Net cash increase (decrease)                                                                     8,623               (313)

Cash Balance
     Beginning of period                                                                                600                 863
                                                                                                 ----------           ---------
     End of period                                                                             $      9,223       $         550
                                                                                                 ==========           =========
Supplemental Disclosures of Cash Flow Information
     Cash payments for:
         Interest                                                                               $    81,992         $   135,884
         Income taxes                                                                                 1,250                 ---
                                                                                                 ===========          =========

See Notes to Condensed Consolidated Financial Statements.

                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1996
                                   (unaudited)

NOTE 1.       GENERAL

     The unaudited condensed consolidated balance sheet at December 31, 1996, the condensed consolidated statements of operations for the three-month periods ended December 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 1996 and 1995, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1997.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1996 and 1995, contained in Form 10-KSB and Form 10-KSB/A(No.1), and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

NOTE 2.       FINANCING AGREEMENT

     The Company has a financing agreement with a bank which involves a line of credit and term note. Under this agreement the Company is required to maintain certain minimum net worth levels. In addition, a maximum debt to net worth ratio is specified, and dividends and capital expenditures are restricted. Advances are secured by the Company's accounts receivable, inventories and equipment. Maximum borrowings under the line of credit are determined by an accounts receivable and inventory borrowing base calculation or $1,200,000, whichever is less. At December 31, 1996 such borrowings bear interest at prime plus 1 percent (9.25 percent), and $905,916 was outstanding on the line of credit. On December 20, 1996 this agreement was amended to adjust various covenants, extend the maturity and make available an additional $200,000 under the term note.

NOTE 3.       INCOME TAX

     The provision for income tax is based upon a minimum state tax. The availability of tax benefits from prior years offsets any regular taxes.

NOTE 4.       NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is calculated based on the net income and net loss for the respective period and the weighted average number of common shares outstanding during the period. Common Stock equivalents (options and warrants) are not dilutive and anti-dilutive for the respective three-month periods ended December 31, 1996 and 1995.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Overview

     La Canasta of Minnesota, Inc. ("La Canasta"), the predecessor of Sparta Foods, Inc. (the "Company"), and now a wholly-owned subsidiary of the Company, began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. The Company was organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, the Company acquired all of the outstanding capital stock of La Canasta. In 1991 and 1992, the Company completed acquisitions which expanded its retail brands to include Cruz and Chapala trademark products and its customer bases to include McDonald's restaurants. In 1993, the Company acquired substantially all of the assets of International Food Products, Inc. ("IFP") of Lakeville, Minnesota, which was engaged in the manufacture and sale of tortillas and tortilla chips. This acquisition provided the Company with additional manufacturing capabilities, the established La Campana Paradiso and Mexitos brand names, and the retail and food service distribution services of Bradley Distributing, Inc. and Sysco Corporation, respectively. In 1995 the Company relocated its Lakeville, Minnesota production operations to its St. Paul manufacturing facility. The Company leased the Lakeville facility in 1996 for a period of 10 years with a purchase option.

Results of Operations

     The Company's net sales of $3,111,222 increased $190,597 (6.5%) for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. This increase primarily resulted from expansion of the Company's existing customer base in the retail industry as well as expansion into new territories through its primary retail distributor, Crystal Farms Refrigerated Distribution Company.

     Gross profit, as a percentage of net sales, for the three months ended December 31, 1996, was 29.6% compared to 26.2 % for the three months ended December 31, 1995. The higher percentage reflects significant cost savings achieved by certain purchases of raw materials and packaging as well as the effect of periodic price increases of the Company's products.

     Selling, general and administrative expenses increased $55,971 or 8% in the three months ended December 31, 1996, as compared to the same period in 1995. This increase is the result of the sales increase for the period as well as reflecting some additional expense incurred in introducing and promoting the Company's new line of La Canasta tortilla chips into the retail market. Selling, general and administrative expenses, as a percentage of net sales, remained at 24 % for the three months ended December 31, 1996, as compared to the same period in 1995. Interest expense decreased $59,034 for the three-month period ended December 31, 1996 compared to the three months ended December 31, 1995. This is due primarily to interest rate reductions and lower levels of bank borrowings.

Liquidity and Capital Resources

     The Company financed its current activities primarily through short-term borrowings and cash generated from its operations.

     Cash used in operating activities during the three months ended December 31, 1996 was $277,920 consisting principally of an increase in inventories of $137,464, an increase in accounts receivable of $78,524 and a decrease in accounts payable and accrued expenses of $355,742. This was offset by net income of $111,136 and depreciation and amortization of $145,658. Cash used in investing activities was $167,811, primarily the result of the purchase and installation of a new freezer. Cash provided by financing activities was $454,354 due mainly to a net increase in short-term borrowings under the Company's Line of Credit.

     The Company estimates that as of December 31, 1996, there is an additional $117,000 which could be drawn under its bank Line of Credit. The amount available under this Line of Credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The Line of Credit, Bank Term Note and Bank Capital Note are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. On December 20, 1996, the Bank and the Company signed an amendment to their Credit Agreement adjusting various financial covenants which thereby reduced the Company's interest rate on borrowings effective October 1, 1996, extended the maturity of the facility from December 7, 1997 to December 31, 1999 and made available a Capital Expenditure Loan of up to $200,000. The Company had been in default of the financial covenants in the past, and the bank had waived such defaults. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future; however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any such violations.

     At December 31, 1996, the Company had cash of $9,223 and negative working capital of $437,016.

     The Company believes that its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1997, assuming the following: (i) the Company's fiscal 1997 sales equal or exceed fiscal 1996 sales; (ii) there are no significant increases in expenses in fiscal 1997; and (iii) the Company is able to keep its bank credit facilities operative.

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

Outlook

     Its plan in fiscal 1997 is to increase revenues and improve profitability by focusing on new markets and product brand positioning of tortillas and tortilla chips in the retail and food service markets to take advantage of strong industry growth patterns.

     The foregoing statements contained in this Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to the Company's (i) ability to meet its covenant requirements under its Credit Agreement and (ii) operating requirements through fiscal 1997 contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include but are not limited to seasonality of its sales and raw materials cost fluctuations, which are discussed above, and the following:

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

     Sufficiency of Working Capital. As of December 31, 1996, the Company had a cash balance of $9,223 and negative working capital of $437,016. As of December 31, 1996, there was an additional $117,000 which could have been drawn under the Company's Line of Credit. The amount available fluctuates daily based upon the Company's eligible accounts receivable and inventory. In addition, the Company's ability to obtain additional equity capital is severely restricted, and if obtainable at all, would result in substantial dilution. Therefore, the Company's ability to fund its working capital requirements in fiscal 1997 will be almost entirely dependent on generating sales which equal or exceed the Company's fiscal 1996 sales. In addition, any unforeseen expense of a material nature would materially and adversely affect the Company's ability to fund ongoing operations.

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

                           PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number            Description

10.42 Fourth Amendment to Credit and Security Agreement dated December 20, 1996 between the Registrant and Norwest Bank Minnesota, National Association.

10.43     Manufacturing Agreement between the Registrant and Ken Davis Products,
          Inc.

10.44 Amendment to Consultant Agreement dated December 20, 1996 between the Registrant and Catalina Specialty Foods, Inc.

11        Computation of Earnings Per Common Share.

27        Financial Data Schedule (filed only in electronic format).


(b)  Reports on Form 8-K

     A report on Form 8-K was not filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SPARTA FOODS, INC.
                                                (Registrant)

Dated:   February 6, 1997            By: /s/ Joel P. Bachul
                                          ------------------
                                          Joel P. Bachul,
                                          President and Chief Executive Officer


Dated:   February 6, 1997            By: /s/ A. Merrill Ayers
                                        --------------------
                                       A. Merrill Ayers
                                       Treasurer, Secretary and Chief Financial
                                        Officer

                               Sparta Foods, Inc.
                                  Exhibit Index




Exhibit
Number     Description

10.42 Fourth Amendment to Credit and Security Agreement dated December 20, 1996 between the Registrant and Norwest Bank Minnesota, National Association.

10.43     Manufacturing Agreement between the Registrant and Ken Davis
          Products, Inc.

10.44 Amendment to Consultant Agreement dated December 20, 1996 between the Registrant and Catalina Specialty Foods, Inc.

11        Computation of Earnings Per Common Share.

27       Financial Data Schedule (filed only in electronic format).