Form 10QSB
period 1997-03-31
SPARTA FOODS INC
filed 1997-05-07
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     X            Quarterly Report under Section 13 or 15 (d) of the
___________       Securities Exchange Act of 1934.

                  For the quarterly period ended  March 31, 1997

___________       Transition Report under Section 13 or 15 (d) of the
                  Exchange Act.

For the transition period from     ___________________ to ____________________.

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No ____

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

               6,685,049 shares of Common Stock at April 24, 1997.

Transitional Small Business Disclosure Format:  Yes ___  No  [X]

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS
                                                                          PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements                                   3

                      Consolidated Balance Sheets at March 31, 1997
                      and September 30, 1996                                 3

                      Consolidated Statements of Operations for the three-month periods and the six-month periods
                      ended March 31, 1997 and 1996                          4

                      Consolidated Statements of Cash Flows for
                      the six-month periods ended March 31, 1997
                      and 1996                                               5

                      Notes to Consolidated Financial Statements -
                      March 31, 1997                                         6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    7


PART II  OTHER INFORMATION

         Item 4.     Submission of Matters to a Vote of Security Holders    11

         Item 6.     Exhibits and Reports on Form 8-K                       12


SIGNATURES                                                                  13

EXHIBIT INDEX                                                               14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SPARTA FOODS, INC.
                           Consolidated Balance Sheets

                                                                            March 31             September 30
                                                                              1997                    1996
                                                                          --------------         ---------------
                                                                           (unaudited)

ASSETS
Current Assets
    Cash                                                               $        104,182       $             600
    Accounts receivable, less allowances of $50,000
       and $52,000, respectively                                                740,851                 639,934
    Inventories:
       Finished goods                                                           313,777                 241,959
       Raw materials and packaging                                              491,767                 506,513
    Prepaid expenses                                                            175,357                  63,915
----------------------------------------------------------------------------------------------------------------
          Total current assets                                                1,825,934               1,452,921
----------------------------------------------------------------------------------------------------------------

Property and Equipment                                                        5,897,282               5,850,489
    Less accumulated depreciation                                             2,323,757               2,115,810
----------------------------------------------------------------------------------------------------------------
                                                                              3,573,525               3,734,679
----------------------------------------------------------------------------------------------------------------

Other Assets
    Goodwill, less accumulated amortization of $112,662
       and $102,358, respectively                                               447,229                 457,533
    Covenants not-to-compete, less accumulated amortization
       of $259,940 and $235,366, respectively                                    73,560                  98,134
    Rental property held for resale, less accumulated depreciation
       of $27,972 and $15,984, respectively                                     917,178                 924,016
    Other                                                                       321,615                 339,730
----------------------------------------------------------------------------------------------------------------
                                                                              1,759,582               1,819,413
----------------------------------------------------------------------------------------------------------------

                                                                       $      7,159,041       $       7,007,013
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Note payable, bank                                                 $        811,341       $         294,811
    Current maturities of long-term debt                                        450,135                 567,905
    Accounts payable                                                            480,666                 658,575
    Accrued expenses                                                            380,868                 412,074
----------------------------------------------------------------------------------------------------------------
          Total current liabilities                                           2,123,010               1,933,365
----------------------------------------------------------------------------------------------------------------

Long-Term Debt, less current maturities                                       1,842,125               2,063,613
----------------------------------------------------------------------------------------------------------------

Stockholders' Equity
    Preferred Stock, authorized 1,000,000 shares,
       no designated par value; none issued                                       ----                   ----
    Common Stock, authorized 15,000,000 shares, $.01 par value; issued
       and outstanding 6,685,049 and 6,679,049 shares, respectively              66,850                  66,790
    Additional paid-in capital                                                4,913,459               4,911,070
    Accumulated deficit                                                      (1,786,403)             (1,967,825)
----------------------------------------------------------------------------------------------------------------
                                                                              3,193,906               3,010,035
----------------------------------------------------------------------------------------------------------------

                                                                       $      7,159,041       $       7,007,013
================================================================================================================

See Notes to Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    For the three months                   For the six months
                                                         ended                                  ended
                                                        March 31                               March 31
                                          ------------------------------------   ------------------------------------
                                                 1997                1996               1997                1996
---------------------------------------------------------------------------------------------------------------------

Net sales                                 $      3,193,399    $     2,995,452    $      6,304,621    $     5,916,077

Cost of sales                                    2,278,650          2,177,662           4,469,771          4,331,979
---------------------------------------------------------------------------------------------------------------------

       Gross profit                                914,749            817,790           1,834,850          1,584,098

Selling, general, and administrative expenses      781,150            757,706           1,538,435          1,459,020
---------------------------------------------------------------------------------------------------------------------

       Operating income                            133,599             60,084             296,415            125,078

Other income (expense),net                          21,098             30,276              53,135             34,387

Interest expense                                   (83,161)          (109,682)           (165,628)          (251,183)
---------------------------------------------------------------------------------------------------------------------

       Income (loss) before income taxes            71,536            (19,322)            183,922            (91,718)

Provision for income tax                             1,250                ---               2,500                ---
---------------------------------------------------------------------------------------------------------------------

       Net income (loss)                  $         70,286    $       (19,322)   $        181,422    $       (91,718)
=====================================================================================================================

Net income (loss) per common share        $            .01    $          ---     $            .03    $          (.02)

Weighted average number of common
    shares outstanding                           6,685,049          5,718,183           6,682,379          4,885,968

See Notes to Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                              For the six months
                                                                                    ended
                                                                                   March 31
                                                                           -------------------------------
                                                                              1997               1996
----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net income (loss)                                                   $      181,422     $      (91,718)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                          282,068            262,437
        Loss on sale-leaseback of equipment                                     15,940                ---
        Changes in assets and liabilities:
            Accounts receivable                                               (100,919)           (23,297)
            Inventories                                                        (57,071)            57,779
            Prepaid expenses                                                  (111,443)           (40,732)
            Other assets                                                         7,472             (3,135)
            Accounts payable and accrued expenses                             (209,115)          (630,228)

----------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) operating activities               8,354           (468,894)
----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
    Purchases of equipment                                                    (289,524)           (50,457)
    Proceeds from the sale-leaseback of equipment                              205,030                ---
----------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                           (84,494)           (50,457)
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
    Net borrowings (payments) on line of credit                                516,530           (316,851)
    Long-term borrowings (repayments), net                                    (339,258)          (294,604)
    Issuance of Common Stock (excluding, in 1996, stock issued for
      conversion of debt), net of cost                                           2,450          1,157,057
----------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                       179,722            545,602
----------------------------------------------------------------------------------------------------------
               Net increase in cash                                            103,582             26,251

Cash Balance
    Beginning of period                                                            600                863
----------------------------------------------------------------------------------------------------------
    End of period                                                       $      104,182     $       27,114
==========================================================================================================
Supplemental Disclosures of Cash Flow Information
    Cash payments for:
        Interest                                                        $      166,124     $      261,136
        Income tax                                                               2,500                ---
==========================================================================================================
Supplemental Schedule of Noncash Financing Activities
    Conversion to Common Stock:
      of bridge financing                                               $          ---     $      350,000
      of trade  account payable                                                    ---             20,000
    Reclassification of deferred private placement costs to equity
      upon issuance of Common Stock                                                ---             18,704
==========================================================================================================

See Notes to Consolidated Financial Statements.

                               Sparta Foods, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (unaudited)

NOTE 1. GENERAL

     The unaudited consolidated balance sheet at March 31, 1997, the consolidated statements of operations for the three-month and six-month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended March 31, 1997 and 1996, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1997.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1996 and 1995, contained in Form 10-KSB and Form 10-KSB/A(No. 1), and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.


NOTE 2. FINANCING AGREEMENT

     The Company has a financing agreement with a bank which involves a line of credit and term note. Under this agreement the Company is required to maintain certain minimum net worth levels. In addition, a maximum debt to net worth ratio is specified, and dividends and capital expenditures are restricted. Advances are secured by the Company's accounts receivable, inventories and equipment. Maximum borrowings under the line of credit are determined by an accounts receivable and inventory borrowing base calculation or $1,200,000, whichever is less. At March 31, 1997 such borrowings bear interest at prime plus 1 percent (9.50 percent), and $811,341 was outstanding on the line of credit. On December 20, 1996 this agreement was amended to adjust various covenants, extend the maturity and make available an additional $200,000 under the term note.


NOTE 3. INCOME TAX

     The provision for income tax is based upon a minimum state tax. The availability of tax benefits from prior years offsets any regular taxes.


NOTE 4.  NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is calculated based on the net income and net loss for the respective periods and the weighted average number of common shares outstanding during the periods. Common Stock equivalents (options and warrants) are not dilutive for the 1997 periods, and anti-dilutive for the 1996 periods.

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

Results of Operations

     The Company's net sales of $6,304,621 increased $388,544 (6.6%) for the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. Net sales of $3,193,399 increased $197,947 (6.6%) for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. These increases primarily resulted from expansion of the Company's existing customer base in the food service industry as well as expansion into new territories through its primary retail distributor, Crystal Farms Refrigerated Distribution Company.

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

     Gross profit, as a percentage of net sales, for the six months ended March 31, 1997, was 29.1% compared to 26.8 % for the six months ended March 31, 1996. Gross profit, as a percentage of net sales, for the three months ended March 31, 1997, was 28.6% compared to 27.3% for the three months ended March 31, 1996. The higher percentages reflect significant cost savings achieved by certain purchases of raw materials and packaging and processing efficiencies, as well as the effect of periodic price increases of the Company's products.

Selling, general and administrative expenses increased $79,415 or 5% in the six months ended March 31, 1997, as compared to the six months ended March 31, 1996. These expenses increased $23,444 or 3% in the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Both increases reflect the results of the Company's cost control programs to limit growth of these expenses to the percentage of growth in sales. Interest expense decreased $85,555 for the six months ended March 31, 1997 compared to the six months ended March 31, 1996. Interest expense decreased $26,521 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Both are due primarily to interest rate reductions and lower levels of bank borrowings.

Liquidity and Capital Resources

     The Company financed its current activities primarily through short-term borrowings, cash generated from its operations and the sale and leaseback of equipment.

     Cash provided by operating activities during the six months ended March 31, 1997 was $8,354 consisting principally of net income of $181,422 and depreciation and amortization of $282,068 offset by increases in inventories of $57,071, accounts receivable of $100,919 and prepaid expenses of $111,443 and a decrease in accounts payable and accrued expenses of $209,115. Cash used in investing activities was $84,494, primarily the result of the sale and leaseback of a new freezer and the purchase and installation of new production equipment. Cash provided by financing activities was $179,722 due mainly to a net increase in short-term borrowings under the Company's Line of Credit.

     The Company estimates that as of March 31, 1997, there is an additional $224,000 which could be drawn under its bank Line of Credit. The amount available under this Line of Credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The Line of Credit, Bank Term Note and Bank Capital Note are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future; however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any such violations.

     At March 31, 1997, the Company had cash of $104,182 and negative working capital of $297,076.

     The Company believes that its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1997, assuming the following: (i) the Company's fiscal 1997 sales equal or exceed fiscal 1996 sales; (ii) there are no significant increases in operating expenses in fiscal 1997; and (iii) the Company is able to keep its bank credit facilities operative.

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

Subsequent Event

     On April 11, 1997 the Company signed a Letter of Intent with First Industrial Realty Trust to move its corporate headquarters and manufacturing facilities to a commercial property owned by First Industrial Realty Trust in New Brighton, Minnesota. The Company intends to sign a fifteen year lease on the property which comprises approximately 112,000 square feet of office, warehouse and production space. As part of the transaction, First Industrial Realty Trust has agreed to sublease all of the Company's St. Paul facility through the end of the lease on May 31, 2000.

Outlook

     The Company's plan in fiscal 1997 is to increase revenues and improve profitability by focusing on new markets and product brand positioning of tortillas and tortilla chips in the retail and food service markets to take advantage of strong industry growth patterns.

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

     Reliance on Principal Customers. The Company has several customers who each accounted for a significant percentage of the Company's sales in the six month period ended March 31, 1997. During that period, sales to Crystal Farms Refrigerated Distribution Company, Ken Davis Products, Inc., Catalina Specialty Foods, Inc. and Bradley Distributing, Inc. accounted for approximately 23%, 8%, 13% and 8% of the Company's sales, respectively. While the Company has manufacturing agreements with all of the foregoing customers except Bradley Distributing, Inc., the loss of any of these customers could have a material and adverse effect on the Company's sales and profitability.

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

     Sufficiency of Working Capital. As of March 31, 1997, the Company had a cash balance of $104,182 and negative working capital of $297,076. As of March 31, 1997, there was an estimated $224,000 which could have been drawn under the Company's Line of Credit. The amount available fluctuates daily based upon the Company's eligible accounts receivable and inventory. In addition, the Company's ability to obtain additional equity capital is severely restricted, and, if obtainable at all, would result in substantial dilution. Therefore, the Company's ability to fund its working capital requirements in fiscal 1997 will be almost entirely dependent on generating sales which equal or exceed the Company's fiscal 1996 sales. In addition, any unforeseen expense of a material nature would materially and adversely affect the Company's ability to fund ongoing operations.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 27, 1997, Sparta Foods, Inc. (the "Registrant") held an annual meeting of the shareholders, and the persons nominated by management as listed in the Registrant's proxy statement dated January 23, 1997 (Larry P. Arnold, Joel P. Bachul, Edward K. Jorgensen, Michael J. Kozlak, Richard H. Leepart and R. Dean Nelson) were elected to the Registrant's Board of Directors in a solicitation of proxies pursuant to Regulation 14A of the Securities Exchange Act of 1934.

     The following matters were also voted upon at the annual meeting and the number of votes cast for, against or withheld, as well as abstentions and broker non-votes, with respect to such matters, are set forth below:


                                                                      Votes Cast                Number                Number of
                                                Votes                 Against or                  of                    Broker
                Matter                         Cast For                Withheld              Abstentions              Non-votes


To set the number of members                  4,552,225                819,818                  9,132                    -0-
of the Board of Directors at
six (6)

To adopt the Sparta Foods,                    3,314,775                143,957                 804,349                1,118,094
Inc. Amended and Restated
Stock Option Plan, including
an increase  from 950,000 to
1,300,000 in the number of
shares reserved for issuance
under the Plan

To approve the selection of                   5,328,303                 28,905                  23,967                   -0-
McGladrey & Pullen,  LLP as
the Registrant's  independent
public accountants for the year
ending September 30, 1997

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

Exhibit
 Number         Description


10.45 Distribution Agreement dated February 14, 1997 between the Registrant and Marigold Foods, Inc.


11              Computation of Earnings Per Common Share


27              Financial Data Schedule (filed only in electronic format)


(b)  Reports on Form 8-K


     A report on Form 8-K was not filed during the quarter ended March 31, 1997.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SPARTA FOODS, INC.
                                      (Registrant)

Dated: May 7,1997                     By: /s/ Joel P. Bachul
                                         Joel P. Bachul,
                                         President and Chief Executive Officer


Dated: May 7, 1997                    By: /s/ A. Merrill Ayers
                                         A. Merrill Ayers
                                         Treasurer, Secretary and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

                               SPARTA FOODS, INC.

                  Form 10-QSB for Quarter Ended March 31, 1997



Exhibit Number       Description

   10.45 Distribution Agreement dated February 14, 1997 between the Registrant and Marigold Foods, Inc.

    11               Computation of Earnings Per Common Share

    27               Financial Data Schedule (filed only in electronic format)