Form 10QSB
period 1997-06-30
SPARTA FOODS INC
filed 1997-08-08
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 [ X ]              Quarterly Report under Section 13 or 15 (d) of the
                     Securities Exchange Act of 1934.

                    For the quarterly period ended  June 30, 1997

 [   ]              Transition Report under Section 13 or 15 (d) of the
                     Exchange Act.

For the transition period from ___________________ to ________________________.

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

               6,705,049 shares of Common Stock at July 25, 1997.

Transitional Small Business Disclosure Format:  Yes  [   ]        No    [ X ]

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

       Item 1.   Financial Statements                                        3

                 Condensed Consolidated Balance Sheets at June 30, 1997
                 and September 30, 1996                                      3

                 Condensed Consolidated Statements of Operations for the three-month periods and the nine-month periods
                 ended June 30, 1997 and 1996                                4

                 Condensed Consolidated Statements of Cash Flows for
                 the nine-month periods ended June 30, 1997
                 and 1996                                                    5

                 Notes to Condensed Consolidated Financial Statements-
                 June 30, 1997                                               6

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8

PART II. OTHER INFORMATION

       Item 6.   Exhibits and Reports on Form 8-K                           12


SIGNATURES                                                                  13

EXHIBIT INDEX                                                               14

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets

                                                                                 June 30             September 30
                                                                                  1997                    1996
                                                                              --------------         ---------------
                                                                              (unaudited)
    ASSETS
    Current Assets
       Cash                                                                $         30,567        $            600
       Accounts receivable, less allowances of $50,000
           and $52,000, respectively                                                849,877                 639,934
       Inventories:
           Finished goods                                                           481,674                 241,959
           Raw materials and packaging                                              498,405                 506,513
       Prepaid expenses                                                             211,197                  63,915
    ----------------------------------------------------------------------------------------------------------------
              Total current assets                                                2,071,720               1,452,921
    ----------------------------------------------------------------------------------------------------------------

    Property and Equipment                                                        6,080,455               5,850,489
       Less accumulated depreciation                                              2,456,966               2,115,810
    ----------------------------------------------------------------------------------------------------------------
                                                                                  3,623,489               3,734,679
    ----------------------------------------------------------------------------------------------------------------

    Other Assets
       Goodwill, less accumulated amortization of $69,355
           and $102,358, respectively                                               444,018                 457,533
       Covenants not-to-compete, less accumulated amortization
           of $38,606 and $235,366, respectively                                     71,394                  98,134
       Rental property held for resale, less accumulated depreciation
           of $33,966 and $15,984, respectively                                     911,184                 924,016
       Other                                                                        636,687                 339,730
    ----------------------------------------------------------------------------------------------------------------
                                                                                  2,063,283               1,819,413
    ----------------------------------------------------------------------------------------------------------------

                                                                           $      7,758,492       $       7,007,013
    ----------------------------------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Note payable, bank                                                  $        791,174       $         294,811
       Current maturities of long-term debt                                         442,230                 567,905
       Accounts payable                                                             670,969                 658,575
       Accrued expenses                                                             523,997                 412,074
    ----------------------------------------------------------------------------------------------------------------
              Total current liabilities                                           2,428,370               1,933,365
    ----------------------------------------------------------------------------------------------------------------

    Long-Term Debt, less current maturities                                       1,729,097               2,063,613
    ----------------------------------------------------------------------------------------------------------------

    Stockholders' Equity
       Preferred Stock, authorized 1,000,000 shares,
           no designated par value; none issued                                       ----                     ----
       Common Stock, authorized 15,000,000 shares, $.01 par value; issued
           and outstanding 6,685,049 and 6,679,049 shares, respectively              66,850                  66,790
       Additional paid-in capital                                                 4,913,459               4,911,070
       Accumulated deficit                                                       (1,379,284)             (1,967,825)
    ----------------------------------------------------------------------------------------------------------------
                                                                                  3,601,025               3,010,035
    ----------------------------------------------------------------------------------------------------------------

                                                                           $      7,758,492        $      7,007,013
    ----------------------------------------------------------------------------------------------------------------


    See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                    For the three months                    For the nine months
                                                           ended                                    ended
                                                          June 30                                  June 30
                                            --------------------------------------   --------------------------------------
                                                   1997                 1996                1997                 1996
---------------------------------------------------------------------------------------------------------------------------

Net sales                                   $      3,810,107     $      3,346,613    $     10,114,728     $      9,262,690

Cost of sales                                      2,558,433            2,430,227           7,028,204            6,762,206
---------------------------------------------------------------------------------------------------------------------------

        Gross profit                               1,251,674              916,386           3,086,524            2,500,484

Selling, general and administrative expenses         791,552              735,602           2,329,987            2,194,622
---------------------------------------------------------------------------------------------------------------------------

        Operating income                             460,122              180,784             756,537              305,862

Other income (expense),net                            35,086               35,826              88,221               70,213

Interest expense                                     (74,502)             (93,710)           (240,130)            (344,893)
---------------------------------------------------------------------------------------------------------------------------

        Income  before income tax                    420,706              122,900             604,628               31,182

Provision for income tax                              13,587                ---                16,087                 ---
---------------------------------------------------------------------------------------------------------------------------

        Net income                          $        407,119     $        122,900    $        588,541     $         31,182
---------------------------------------------------------------------------------------------------------------------------

Net income per common and common
    equivalent share:


    Primary earnings per share              $            .05      $           .01    $            .07     $            .01
                                               ==============       ==============      ==============       ==============
    Weighted average number of
        common and common equivalent
        shares                                     9,235,535            9,162,490           9,235,535            6,505,866
                                               ==============       ==============      ==============       ==============


    Fully diluted earnings per share        $            .05      $           .01    $            .07              ----
                                               ==============       ==============      ==============       ==============
    Weighted average number of
        common and common equivalent
        shares                                     9,235,535            9,292,110           9,235,535            7,118,036
                                               ==============       ==============      ==============       ==============

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                    For the nine months
                                                                                           ended
                                                                                          June 30
                                                                               --------------------------------
                                                                                   1997               1996
    -----------------------------------------------------------------------------------------------------------

    Cash Flows From Operating Activities
        Net income                                                          $       588,541    $        31,182
        Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
            Depreciation and amortization                                           421,152            401,043
            Loss on sale-leaseback of equipment                                      15,940             ---
            Changes in assets and liabilities:
               Accounts receivable                                                 (209,944)           (84,171)
               Inventories                                                         (231,607)           115,085
               Prepaid expenses                                                    (147,282)           (18,614)
               Other assets                                                        (302,107)             5,041
               Accounts payable and accrued expenses                                124,318           (501,927)

    -----------------------------------------------------------------------------------------------------------
                  Net cash provided by (used in) operating activities               259,011            (52,361)
    -----------------------------------------------------------------------------------------------------------

    Cash Flows From Investing Activities
        Purchases of equipment                                                     (472,696)           (71,734)
        Proceeds from the sale-leaseback of equipment                               205,030             ---

    -----------------------------------------------------------------------------------------------------------
                  Net cash (used in) investing activities                          (267,666)           (71,734)
    -----------------------------------------------------------------------------------------------------------

    Cash Flows From Financing Activities
        Net borrowings (payments) on line of credit                                 496,363           (581,274)
        Long-term borrowings (repayments), net                                     (460,191)          (444,182)
        Issuance of Common Stock (excluding, in 1996, stock issued for
          conversion of debt), net of cost                                            2,450          1,149,288

    -----------------------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                          38,622            123,832
    -----------------------------------------------------------------------------------------------------------

                  Net increase (decrease) in cash                                    29,967               (263)

    Cash Balance
        Beginning of period                                                             600                863
    -----------------------------------------------------------------------------------------------------------

        End of period                                                       $        30,567    $           600
    -----------------------------------------------------------------------------------------------------------

    Supplemental Disclosures of Cash Flow Information
        Cash payments for:
            Interest                                                        $       242,569    $       356,149
            Income tax                                                                3,750           ---
    -----------------------------------------------------------------------------------------------------------

    Supplemental Schedule of Noncash Financing Activities
        Conversions to Common Stock:
          of bridge financing                                               $      ---         $       350,000
          of trade  account payable                                                ---                  20,000
        Reclassification of deferred private placement costs to equity
          upon issuance of Common Stock                                            ---                  18,704
    -----------------------------------------------------------------------------------------------------------

    See Notes to Condensed Consolidated Financial Statements.

                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (unaudited)

NOTE 1.  GENERAL

     The unaudited condensed consolidated balance sheet at June 30, 1997, condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 1997 and 1996, and condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1997 and 1996, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1997.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1996 and 1995, contained in Form 10-KSB and Form 10-KSB/A(No. 1), and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

NOTE 2.  FINANCING AGREEMENT

     The Company has a financing agreement with a bank which involves a line of credit and term note. Under this agreement the Company is required to maintain certain minimum net worth levels. In addition, a maximum debt to net worth ratio is specified, and dividends and capital expenditures are restricted. Advances are secured by the Company's accounts receivable, inventories and equipment. Maximum borrowing under the line of credit is determined by an accounts receivable and inventory borrowing base calculation or $1,200,000, whichever is less. At June 30, 1997, such borrowing bears interest at prime plus .50 percent (9.00 percent), and $791,174 was outstanding on the line of credit. On December 20, 1996 this agreement was amended to adjust various covenants, extend the maturity and make available an additional $200,000 under the term note.

NOTE 3.  PROVISION FOR INCOME TAX

     The 1997 provision for income tax is based upon taxable income subject to federal and state alternative minimum taxes. The availability of tax benefits from prior years offsets income otherwise subject to ordinary taxation. Such benefits eliminated taxes on income of the 1996 periods.

NOTE 4.  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Primary earnings per common and common equivalent share are calculated based on the net income for the period and on the weighted average number of common shares outstanding during the period, both adjusted by assuming the issuance of shares for the exercise of all stock options and warrants having exercise prices which are less than the average market price of Common Stock, using the treasury stock method. By that method, the assumed proceeds from the exercises are used to repurchase shares to the extent possible and then apply the balance of any proceeds to reduce debt, thereby decreasing interest expense; where applicable, net income has been increased for the computation of earnings of the periods. The computation of fully diluted earnings per share employs the treasury stock method but applies the market price at the close of the periods rather than average prices during the periods to repurchase shares.

     The Financial Accounting Standards Board has issued "Statement of Financial Accounting Standards No. 128, Earnings per Share" (FAS 128) which supersedes Accounting Principles Board Opinion No. 15 (APB 15). FAS 128 requires, for financial statement periods ending after December 15, 1997 but not sooner, the presentation of basic earnings per share (EPS) and diluted per share amounts. Basic EPS is the net income related to the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution assuming the issuance of Common Stock for the exercise of all stock options and warrants, computed similarly to fully diluted EPS pursuant to APB 15.

     If  the  Company  had  applied  FAS  128  in  the  accompanying   financial
     statements, the following per share amounts would have been reported.

                                                                 Periods Ended June 30
                                   -------------------------------------------------------------------------
                                   3 mo. `97            3 mo. `96             9 mo. `97            9 mo. `96
                                   ---------            ---------             ---------            ---------

Net Income                         $ 407,119            $ 122,900             $ 588,541            $  31,182
                                   ---------            ---------             ---------            ---------
Shares                             6,685,049            6,667,304             6,683,269            5,477,580
                                   ---------            ---------             ---------            ---------
Basic EPS                          $   .06              $   .02               $   .09              $   .01
---------                          -------              -------               -------              -------
Dilutive securities:
  Options and Warrants             1,568,053            2,180,047             1,605,781              827,768
                                   ---------            ---------             ---------            ---------
Total Shares                       8,253,102            8,847,351             8,289,050            6,305,348
                                   ---------            ---------             ---------            ---------
Diluted EPS                        $   .05              $   .01               $   .07                 ----
-----------                        -------              -------               -------              -------

Options and warrants to purchase 884,134 shares of Common Stock at various prices ranging from $1.06 to $5.00 per share were outstanding during the 1997 periods but were not included in the computations of diluted EPS because the exercise prices were greater than the average market price of the Common Stock. The options and warrants have various expiration dates between 2001 and 2007.

NOTE 5.  SUBSEQUENT EVENT

     As part of the Company's previously announced relocation of its corporate headquarters and manufacturing plant to a leased facility within the Twin Cities metropolitan area, it has obtained additional financing to facilitate the move and extend its production capabilities. During July 1997, the Company entered into a $1,950,000 credit agreement with the Minnesota Agricultural and Economic Development Board to finance the purchase of new manufacturing equipment. It also obtained an additional $800,000 in availability for revolving credit borrowings under its existing Credit Agreement with its bank.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     La Canasta of Minnesota, Inc. ("La Canasta"), the predecessor of Sparta Foods, Inc. (the "Company"), and now a wholly-owned subsidiary of the Company, began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. The Company was organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, the Company acquired all of the outstanding capital stock of La Canasta. During the period 1991 through 1993 the Company completed acquisitions which expanded its trademark retail brands to include Cruz, Chapala, Mexitos and La Campana Paradiso, its food service bases to include McDonald's restaurants and its retail distribution network to include Bradley Distributing, Inc. In 1995 the Company relocated its Lakeville, Minnesota production operations to its St. Paul manufacturing facility. The Company leased the Lakeville facility in 1996 for a period of 10 years with a purchase option. Effective September 1, 1997 the Company signed a 15-year lease to relocate all operations to an office and manufacturing facility in New Brighton, Minnesota. The current facility in St. Paul has been sublet for the remainder of its lease term.

Results of Operations

     The Company's net sales of $10,114,728 increased $852,038 for the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. Net sales of $3,810,107 increased $463,494 for the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. These increases primarily resulted from new customers in the food service industry as well as expansion into new territories through its primary retail distributors, Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc.

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

     Gross profit, as a percentage of net sales, for the nine months ended June 30, 1997 was 30.5 % compared to 27.0 % for the nine months ended June 30, 1996. Gross profit, as a percentage of net sales, for the three months ended June 30, 1997 was 32.9 % compared to 27.4% for the three months ended June 30, 1996. The higher percentages reflect significant cost savings achieved by certain purchases of raw materials and packaging and processing efficiencies, as well as the effect of periodic price increases of the Company's products.

     Selling, general and administrative expenses increased $135,365 or 6 % in the nine months ended June 30, 1997, as compared to the nine months ended June 30, 1996. These expenses increased $55,950 or 8 % in the three months ended June 30, 1997, as compared to the three months ended June 30, 1996. Both increases reflect the results of the Company's cost control programs to limit growth of these expenses to a comparative growth in sales. Interest expense decreased $104,763 for the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996. Interest expense decreased $19,208 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Both are due primarily to interest rate reductions and lower levels of bank borrowings.

     As previously reported the Company signed a lease during the third quarter and will be moving its corporate office and manufacturing operations to a new facility during the fourth quarter. The Company will record a nonrecurring charge against operating income in connection with the relocation, the amount of which is unknown at this time.

Liquidity and Capital Resources

     The Company financed its current activities primarily through short-term borrowings, cash generated from its operations and the sale and leaseback of equipment.

     Cash provided by operating activities during the nine months ended June 30, 1997 was $259,011 consisting principally of net income of $588,541, depreciation and amortization of $421,152, and an increase in accounts payable and accrued expenses of $124,318, offset by increases in inventories of $231,607, accounts receivable of $209,944, prepaid expenses of $147,282, and other assets of $302,107. Included in prepaid expenses is a reclassification of manufacturing supplies of $53,821 previously included in inventories. Included in other assets are equipment deposits of $190,539. Cash used in investing activities was $267,666, primarily the result of the sale and leaseback of a new freezer and the purchase and installation of new production equipment. Cash provided by financing activities was $38,622 due mainly to a net increase in short-term borrowings under the Company's Line of Credit.

     The Company estimates that as of June 30, 1997, there was an additional $305,000 which could be drawn under its bank Line of Credit. The amount available under this Line of Credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The Line of Credit, Bank Term Note and Bank Capital Note are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future; however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any such violations.

     At June 30, 1997, the Company had cash of $30,567 and negative working capital of $356,650.

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

Subsequent Event

     On July 2, 1997, in conjunction with the previously reported relocation of the Company's corporate office and manufacturing facilities planned for the fall of 1997, the Company signed a $1,950,000 credit agreement with the Minnesota Agricultural and Economic Development Board ("Board") for new equipment financing. The Board issued tax-exempt revenue bonds under its Small Business Development Loan Program and will loan the proceeds to the Company to purchase new equipment. The interest rate is 5.79% and the loan matures on August 1, 2008. The Company is subject to various financial covenants, and the Board received a security interest in the equipment.

     On July 1, 1997 the Bank and the Company signed an amendment to their Credit Agreement which adjusted various financial covenants and made available additional revolving credit borrowings of $800,000 through November 1, 1997. After November 1, 1997 this additional borrowing may be converted into a five-year term loan.

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

     Reliance on Principal Customers. The Company has several customers who each accounted for a significant percentage of the Company's sales in the nine month period ended June 30, 1997. During that period, sales to Crystal Farms Refrigerated Distribution Company, Ken Davis Products, Inc., Catalina Specialty Foods, Inc. and Bradley Distributing, Inc. accounted for approximately 22 %, 8 %, 13 % and 6 % of the Company's sales, respectively. While the Company has manufacturing agreements with all of the foregoing customers except Bradley Distributing, Inc., the loss of any of these customers could have a material and adverse effect on the Company's sales and profitability.

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

     Sufficiency of Working Capital. As of June 30, 1997, the Company had a cash balance of $30,567 and negative working capital of $356,650. As of June 30, 1997, there was an estimated $305,000 which could have been drawn under the Company's Line of Credit. The amount available fluctuates daily based upon the Company's eligible accounts receivable and inventory. In addition, the Company's ability to obtain additional equity capital is severely restricted, and, if obtainable at all, would result in substantial dilution. Therefore, the Company's ability to fund its working capital requirements in fiscal 1997 will be almost entirely dependent on generating sales which equal or exceed the Company's fiscal 1996 sales. In addition, any unforeseen expense of a material nature would materially and adversely affect the Company's ability to fund ongoing operations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit
       Number           Description
       -------          -----------

        10.46           Commercial lease between First Industrial L. P. and
                         Sparta Foods, Inc., effective September 1, 1997 for a 15-year period

        11              Computation of Earnings Per Common Share

        27              Financial Data Schedule (only filed  in electronic
                         format)

(b)  Reports on Form 8-K

     A report on Form 8-K was not filed during the quarter ended June 30, 1997.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SPARTA FOODS, INC.
                                          (Registrant)

Dated: August 7, 1997                     By:/s/ Joel P. Bachul
                                           Joel P. Bachul,
                                           President and Chief Executive Officer


Dated: August 7, 1997                     By:/s/ A. Merrill Ayers
                                           A. Merrill Ayers
                                           Treasurer, Secretary and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

                                SPARTA FOODS, INC.

                   Form 10-QSB for Quarter Ended June 30, 1997



Exhibit Number             Description
--------------             -----------

  10.46 Commercial lease between First Industrial L. P. and Sparta Foods, Inc., effective September 1, 1997 for a 15-year period

  11                       Computation of Earnings Per Common Share

  27 Financial Data Schedule (only filed in electronic format)