Form 10KSB40
period 1997-09-30
SPARTA FOODS INC
filed 1997-12-29
CIK 838171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                         Commission File No.: 000-19318

                               SPARTA FOODS, INC.
           (Name of Small Business Issuer as specified in its charter)

Minnesota                                                           41-1618240
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                            Identification Number)
              1565 First Avenue N.W., New Brighton, Minnesota 55112
               (Address of principal executive offices)(Zip Code)

         Issuer's telephone number, including area code: (612) 697-5500

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities  registered  pursuant to Section  12(g) of the Exchange  Act:  Common
     Stock, $.0l par value per share

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [ X ] No  [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $14,077,841

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 11, 1997 was approximately $11,047,785 based upon the average high and low bid prices of the Registrant's Common Stock on such date.

There were 6,798,637 shares of Common Stock, $.0l par value, outstanding as of December 11, 1997.
                            -------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one).  Yes [ ]   No [X]

                                      INDEX


Description                                                                Page

PART I........................................................................1

   ITEM 1. DESCRIPTION OF BUSINESS............................................1
   ITEM 2. DESCRIPTION OF PROPERTY............................................7
   ITEM 3. LEGAL PROCEEDINGS..................................................7
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................7

PART II.......................................................................8

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........8
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION..........9
   ITEM 7. FINANCIAL STATEMENTS..............................................15
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................33

PART III.....................................................................33

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........33
   ITEM 10.EXECUTIVE COMPENSATION............................................34
   ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....34
   ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................35
   ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K..................................35

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Sparta Foods, Inc. ("Sparta" or the "Company") manufactures a broad line of Mexican food products which include corn and flour tortillas, stone ground and corn flour tortilla chips, picante and other salsas and sauces. These products are distributed under the Company's own brand names and under private labels. The Company's products include Cruz, La Canasta and La Campana Paradiso tortillas, La Canasta, La Campana Paradiso and Mexitos tortilla chips, La Canasta, and Chapala salsas and picante sauces. The Company also manufactures barbecue sauces and salsas for others under private label.

         The Company's branded retail products are sold in supermarkets located primarily in the Midwestern United States, with selected products sold in western Canada. The Company also produces its retail products primarily for food distributors, including Crystal Farms Refrigerated Distribution Company which distributes its products to retail stores in 21 states and Marigold Foods, Inc. which distributes its products in 7 states. The company produces private label sauce products utilizing the customer's proprietary recipes. Private label products include Ken Davis and Rudolph's barbecue sauces. In addition, the Company supplies its products to restaurants and other food service establishments through distributors that include Catalina Specialty Foods, Inc., Alliant Food Service, Inc., Sysco Corporation and J.P. Food Service, Inc. The Company places significant emphasis on the development of the food service market and is currently an approved supplier to such restaurants as McDonald's, Chili's, Perkins, Friendly's and Carlos O'Kelly.

         The Company is capitalizing on the significant growth in the sale of tortilla products which has occurred in the United States over the past decade. In 1996 tortillas sales in the United States were approximately $2.5 billion and according to the Tortilla Industry Association, a not-for-profit organization, tortilla sales are estimated to reach $4.0 billion by the year 2000. Management believes that this growth is partially a result of Mexican food products becoming less ethnic due to strong general consumer acceptance. This is evidenced by the large number of non-Mexican restaurants currently offering such Mexican items as nachos, chips and salsa, fajitas, quesadillas, burritos and taco salads and non-Mexican items such as tortilla wraps.

Business Strategy

         The Company's goal is to become a leading producer of tortillas in the United States. The Company's goal is to derive approximately 80% of its revenues from tortilla sales by the year 2000. The Company plans to achieve its goal by continuing to capitalize on the expected growth in tortilla sales, and by expanding its product marketing and sales activity and broadening its distribution patterns. The Company plans to direct greater marketing and sales resources to increase brand awareness of its tortilla products, including tortilla chips, in each product's respective target market.

Industry and Market

         Sales of Mexican-style food products such as corn and flour tortillas, corn chips and salsas have increased substantially over the past decade in the United States, through both restaurants and retail stores. Tortillas are becoming increasingly popular as evidenced by their use in restaurant foods such as fajitas, burritos, enchiladas, quesadillas, taco salads, and, most recently, "wraps". According to a Tortilla Industry Association study, sales of tortillas in the United States were approximately 2.5 billion in 1996 and are expected to reach 4.0 billion by the year 2000.

         The increase in past sales may be partially attributable to the growth in the United States Hispanic population. However, the Company's management believes that Mexican-style food products have become less "ethnic" and now enjoy a greater consumer acceptance, as illustrated by the fact that non-Mexican restaurants feature Mexican-style foods on their menus. According to the Tortilla Industry Association, sales of tortillas increased 67% from 1992 to 1994 in the North Central Region of the United States, which includes Indiana, Illinois, Iowa, Michigan, Ohio and Wisconsin.

Products and Marketing

         General. The food products manufactured and marketed by the Company include whole and pre-cut corn and flour tortillas (including die-cut, hand stretched and press flour tortillas), stone ground corn and corn flour tortilla chips and salsas (picante and thick and chunky) for distribution to retail food stores, food service establishments and other manufacturers of Mexican-style food products. The Company also manufactures products for other food distributors to be sold under their own private labels using the customer's or the company's proprietary recipes. During the fiscal years ended September 30, 1997, 1996 and 1995, the percentage of sales of tortillas, tortilla chips, barbecue sauces, salsas and all other products as compared to all sales of the Company were as follows:

                                                                     Year Ended September 30,

Products                                                           1997              1996              1995
--------                                                           ----              ----              ----

Tortillas                                                           72%               70%              63%
Corn tortilla chips                                                 16%               17%              20%
Barbecue sauces, salsas and all other products                      12%               13%              17%

         The Company continually seeks to expand its product lines through the development of new products for retail sale under the Company's own branded labels and value-added products for the food service market. During fiscal 1997, the Company began manufacturing and distributing seven new tortilla chips under the La Canasta brand label, four new flavored flour tortilla wraps under the Cruz brand label for retail sale and flavored flour tortilla wraps for sale to food service establishments.

         The Company distributes its products through distribution centers primarily in the Midwestern United States and into Western Canada. During the fiscal years ended September 30, 1997, 1996 and 1995, the Company's percentage of sales for distribution to food service establishments, to retail stores under its own brand names, and under private label or as ingredients for other food manufacturers, compared to total Company sales, were as follows:

                                         Year Ended September 30,

Market Segment               1997                  1996                  1995
--------------               ----                  ----                  ----
Food service
     establishments           54%                  54%                   51%
Branded retail                32%                  29%                   31%
Private label and
      ingredients             14%                  17%                   18%


         Food Service. The Company's products are currently served in restaurants and other food service establishments and are approved for use in the food service operations of such restaurants as McDonald's, Chili's, Carlos O'Kelly, Friendly's and Perkins. Sales to Catalina Specialty Foods, Inc., a distributor to McDonald's, accounted for approximately 12% of the Company's sales in fiscal year 1997. The establishment of food service accounts with restaurant chains, schools, in-plant feeders or other food service establishments is initiated primarily through direct contact by the Company's sales personnel or brokers. The Company pays food brokers a commission based upon the percentage of the net sales of products sold. The Company is obligated to pay such commission for as long as the broker continues to achieve specified minimum sales. Sales to food service establishments are effected through distributors who carry product inventory at their distribution centers. These distributors include Alliant Food Service, Inc., J. P. Food Services, Inc. and Sysco Corporation, who on a combined basis accounted for approximately 29% of the Company's food service sales in its fiscal year ended September 30, 1997. The Company's distributors provide continued sales and service to the food service customer, while the Company's direct sales personnel and brokers continue to solicit new restaurant customers and act as coordinators between the Company and the distributors.

         Branded Retail. The Company's branded retail products are sold to retail grocery chains and independent stores through distributors, such as Crystal Farms Refrigerated Distribution Company which distributes refrigerated goods to retail stores in 21 states, Marigold Foods, Inc. which distributes products in retail stores in 7 states and Bradley Distributing, Inc. which distributes products to approximately 160 retail stores in the 13 county Minneapolis/St. Paul metropolitan area. Sales to Crystal Farms Refrigerated Distributor Company, accounted for approximately 23% of the Company's sales in fiscal year 1997. The Company has an agreement with Crystal Farms Refrigerated Distribution Company, which expires in the year 2004. The Company's products appear in such grocery chains as Cub Foods and Rainbow Foods and in independent stores such as Byerly's and Lunds. Through its retail store distributors, the Company often establishes incentives, such as volume sales discounts, which are offered to encourage retail stores to prominently display the Company's products. The Company also utilizes in-store demonstrations to promote its retail products. The Company's distributors deal directly with the retail stores in soliciting orders to be filled from local warehouses and assist in arranging shelf space and implementing in-store promotions.

         Private Label and Ingredients. The Company manufactures products for other food distributors to be sold under the distributor's own private labels, using the Company's recipes or recipes provided by such distributors. The Company manufactures barbecue sauces for Ken Davis Products, Inc., Rudolph's

Licensing, Inc., and others. The Company also manufactures and sells tortillas to other manufacturers to be used as ingredients for the production of Mexican food products. Two such manufacturers are Arden International Kitchens and Schwan's Sales Enterprises, Inc. Arden uses the Company's tortillas to manufacture its "Charritos" brand Mexican food items and Schwan uses the Company's tortillas in its frozen burritos which are sold door to door by delivery truck.

Manufacturing and Supplies

         The Company manufactures its products on 14 production lines at its principal place of business located at 1565 First Avenue N.W., New Brighton, Minnesota. These lines include: (i) a hand stretched flour tortilla line; (ii) a die-cut flour tortilla line; (iii) five press flour tortilla lines; (iv) two lines for the production of corn tortillas; (v) two stone ground corn tortilla chip lines; and (vi) three lines for the production of picante salsas, barbecue sauces and other tomato-based sauces.

         The principal ingredients for the Company's manufactured products are corn, wheat flour, corn flour, corn and soybean oils and tomato-based products. These ingredients may be purchased by the Company from a number of sources and are generally readily available under normal conditions. Samples of incoming ingredients are tested to ensure that they meet the quality specifications dictated by the Company. The Company has made contract purchases through the first half of 1998 of corn, flour and oils to secure consistency in price and quality and reasonable assurance of a supply of product ingredients. Although the Company believes that such contracts help reduce the risk of unexpected and unfavorable increases in raw material prices, the Company may be required to purchase its raw materials at a higher than current market price if current market prices fall below the Company's contract price. The Company believes that termination of one or more of its raw material contracts will not adversely affect its ability to control its raw material costs as such contracts can be replaced. The Company regularly maintains stores of corn, flour and other ingredients in sufficient quantities at its plant to enable it to fulfill one to two weeks of normal production, and cooking oil and other ingredients in sufficient quantities to fulfill three or more weeks of production.

Competition

         The tortilla, tortilla chip, salsa and picante sauce industry in the United States is comprised of a large number of small regional producers, many of which have a limited line of products, and several dominant producers with broad product lines.

         The Company estimates that its retail sales of tortillas give it approximately a 50% share of the 13 county Minneapolis/St. Paul metropolitan market, and that its principal competition comes from Resers Foods and Azteca Foods, which supply much of the remaining market. The Company believes, based on an independent consumer marketing study of the twelve primary consumer markets in the Midwest, that it is the third largest seller of tortillas in the Midwest, based upon its combined tortilla sales in 4 of the 12 markets in the Midwest.

         The retail market for fried corn tortilla chips is dominated by Frito Lay, which the Company believes is a market leader in the 13 county Minneapolis/St. Paul area market and the national market. The Company also competes with Old Dutch and Barrel O'Fun brands. The Company estimates that it has less than a one percent share of the national corn tortilla chip market. While national manufacturers of snack foods have established recognizable brands such as Frito Lay, shipping costs for the light and bulky tortilla chips provide the Company certain pricing advantages in the local market area. In marketing its salsas and picante sauces for retail distribution, the Company competes with such brands as Pace, Old El Paso, Frito Lay and Chi Chi's. The Company believes that it currently has less than a one percent share of the national salsa market.

         Many of the makers and distributors of these competing products for retail distribution are better capitalized than the Company and have the advantage of intensive local and national advertising programs as well as greater brand name recognition. In addition, competition for shelf space at retail food stores is intense. While the Company's management believes that the quality of its products is good and that the retail prices for its products are competitive, the Company's ability to obtain retail shelf space is primarily dependent on its distributors and brokers.

         In marketing its products to food service establishments, the Company is competing with a number of regional and national producers of Mexican-style products, including BecLin Foods, Inc., Lake Park, Minnesota; Mexican Originals (Tyson Foods, Inc.), Fayetteville, Arkansas; and Mission Foods, Inc., Los Angeles, California. Most of these competitors are better capitalized than the Company and have well established sales organizations. While the Company is a major suppler of Mexican-style tortillas and tortilla chips to restaurants, corporate cafeterias and schools in the states of Iowa, Minnesota, North Dakota, South Dakota, and Wisconsin, competition will continue to be strong. While competition outside the Minneapolis/St. Paul area is expected to be more intense, the Company's management believes it will be able to compete in other metropolitan area markets because of its ability to fulfill a distributor's needs with a broad line of quality tortilla and tortilla chips which are approved by selected restaurant chains.

Trademarks

         The principal trade names that the Company currently utilizes are CRUZ, LA CAMPANA PARADISO and LA CANASTA in the retail sale of its tortillas; LA CANASTA, in the retail sale of tortilla chips; and LA CANASTA and CHAPALA in the retail sale of salsas. The Company also uses the trade names LA CANASTA, CRUZ and MEXITOS in connection with food service sales. Except as discussed below, all of these trade names or their associated logos are believed to be owned by the company.

         The Company's CRUZ logo used in connection with tortillas is the subject of a federal trademark registration which expires January 2000. The mark CHAPALA used in connection with salsas is the subject of a federal trademark registration which expires November 2004. The Company owns a federal trademark registration for its MEXITOS logo used in connection with tortillas, tortilla chips and hot sauce which expires May 2005. All of the Company's trademark registrations are subject to renewal rights and may terminate prior to their respective expiration dates due to cancellation, disclaimer or surrender.

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

Government Regulation

         The Company is subject to licensing, regulation and periodic inspection by various local, state and federal agencies, including those administering health, sanitation, environmental, building, safety and fire laws and regulations. These agencies include, but are not limited to the Minnesota Department of Health, the U.S. Food and Drug Administration and the Minneapolis/St. Paul, Minnesota Metropolitan Waste Control Commission. As a result of recent U.S. Food and Drug Administration rule changes, some of the Company's products required changes in labeling. Nutritional testing has been completed on all applicable products, and the results of such testing have been incorporated in new packaging as required by those rules. The Company believes it is in substantial compliance with all applicable rules and regulations of the above-referenced agencies. The costs associated with the Company's compliance with environmental laws are minimal.

Personnel

         As of December 1, 1997 the Company employed a total of 138 persons. Of these full-time employees, 4 serve in an executive capacity, 123 are engaged in manufacturing, shipping, quality control and plant supervision, 4 are engaged in sales and marketing, and 7 are engaged in administrative tasks. None of the Company's employees are covered by a collective bargaining agreement. The Company provides its employees with a health, dental, disability and life insurance program. The Company's management believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases offices and manufacturing facilities located at 1565 First Avenue N.W., New Brighton, Minnesota, leases warehouse space at 2085 Ellis Avenue, St. Paul, Minnesota, and owns a facility at 21725 Hanover, Lakeville, Minnesota. The New Brighton office and manufacturing facilities consists of a total of 112,000 square feet, approximately 16,000 square feet of which is office space and the remainder of which is devoted to manufacturing, and dry, freezer and refrigerated storage. The Company currently pays a base rent of approximately $37,000 per month, plus taxes. The monthly base rent increases to approximately $41,000 starting September 1, 2002 and increases again to approximately $45,000 on September 1, 2007 until the end of the lease term on August 31, 2012.

         The Company-owned Lakeville facility consists of a one story steel frame building located on 2.5 acres of land, containing 45,500 square feet of manufacturing and dry and freezer storage space, and 1,500 square feet of office space. On February 1, 1996 the Company leased the Lakeville facility to a manufacturing company for a period of ten years. The Company has listed the property for sale with a real estate broker.

         The Company also subleases approximately 13,800 square feet in a warehouse facility for dry storage. The rent is approximately $6,000 per month, and the lease terminates on March 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material litigation or other legal proceedings pending against the Company or any of its subsidiaries or any of their property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market with prices quoted on the Nasdaq SmallCap Market under the symbol "SPFO." Quotations in the following table represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                    Common Stock
                              -------------------------------------------------
Fiscal Quarter Ended               High Bid                           Low Bid
----------------------------- -------------------------------------------------
December 31, 1995                     $0.875                            $0.250
March 31, 1996                         1.500                             0.375
June 30, 1996                          2.250                             1.063
September 30, 1996                     2.000                             1.313

December 31, 1996                     $1.500                            $0.875
March 31, 1997                         1.250                             0.813
June 30, 1997                          1.500                             0.750
September 30, 1997                     2.000                             1.250

         At December 11, 1997 the published high and low bid price for the Company's Common Stock was $1.625 per share. At December 11, 1997, there were issued and outstanding 6,798,637 shares of Common Stock of the Company held by 180 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

         The Company has paid no dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company's current line of credit with a bank precludes the Company from declaring or paying dividends on its Common Stock without the bank's approval.

         On July 18, 1997, the Company issued 20,000 shares of Common Stock to an accredited investor who exercised a Warrant to purchase such shares at $0.50 per share. The Company claimed an exemption from registration under Section 3(b) of the Securities Act of 1933.

         On August 28, 1997, the Company issued 9,080 shares of Common Stock to an accredited investor who exercised a Warrant to purchase such shares at $0.50 per share. The Company claimed an exemption from registration under Section 3(b) of the Securities Act of 1933.

         On September 30, 1997, the Company issued 11,629 shares of Common Stock to an accredited investor who exercised a Warrant to purchase such shares at $0.50 per share. The Company claimed an exemption from registration under
Section 3(b) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

Overview

         La Canasta of Minnesota, Inc. ("La Canasta"), the predecessor of Sparta Foods, Inc. (the "Company"), and now a wholly-owned subsidiary of the Company, began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. The Company was organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, the Company acquired all of the outstanding capital stock of La Canasta. During the period 1991 through 1993 the Company completed acquisitions which expanded its trademark retail brands to include Cruz, Chapala, Mexitos and La Campana Paradiso, its food service customers to include McDonald's restaurants and its retail distribution network to include Bradley Distributing, Inc. In 1995 the Company relocated its Lakeville, Minnesota production operations to its St. Paul manufacturing facility. The Company leased the Lakeville facility in 1996 for a period of 10 years. Effective September 1, 1997 the Company signed a 15-year lease to relocate all operations to an office and manufacturing facility in New Brighton, Minnesota. The current facility in St. Paul has been sublet for the remainder of its lease term.

Results of Operations

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996.

         During fiscal 1997, the Company had net sales of $14,077,841, an increase of $1,415,022, or 11%, compared to net sales of $12,662,819 in fiscal 1996. This increase in net sales resulted primarily from new customers in the foodservice industry as well as expansion into new territories through its primary retail distributors, Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc.

         Gross profit as a percentage of net sales for fiscal 1997 was 30% compared to 27% for fiscal 1996. This increase in fiscal 1997 was primarily due to more favorable operating efficiencies and significant cost savings achieved by certain purchases of raw materials.

         Selling, general and administrative expenses were $3,209,798 for fiscal 1997, an increase of $241,229 or 8%, as compared to $2,968,569 in fiscal 1996. Selling, general and administrative expenses as a percentage of net sales were 23% for both fiscal 1997 and 1996. A nonrecurring charge to operating income of $375,126 was recorded in fiscal 1997 in connection with the Company's relocation to New Brighton, Minnesota from St. Paul, Minnesota. This charge was comprised of the unamortized portion of leasehold improvements at the Company's former manufacturing facility in St. Paul and the moving charges incurred with this relocation.

         Interest expense was $320,435 for fiscal 1997, a decrease of $111,306 compared to $431,741 in 1996. This lower interest expense reflects primarily the effect of interest rate reductions and lower levels of bank borrowings through most of the fiscal year.

         The Company recorded other income of $106,807 during fiscal 1997 compared to $86,018 in fiscal 1996. This income results primarily from the rental of the Company's Lakeville property. The Company has minimal income tax expense due to the utilization of net operating loss carryforwards. The Company continues to reflect a valuation allowance on remaining net operating loss carryforwards of approximately $2.1 million as realization is dependent on sufficient future taxable income, which is not assured. Net income for fiscal 1997 was $435,729 compared to net income in fiscal 1996 of $105,307 for the reasons set forth above.

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

         Selling, general and administrative expenses were $2,968,569 for fiscal 1996, a decrease of $315,423 or 10%, as compared to $3,283,992 in fiscal 1995. Selling, general and administrative expenses as a percentage of net sales for fiscal 1996 were 23% compared to 27% for fiscal 1995. This decrease was primarily attributable to the return to more normal expense levels which began in fiscal 1995 following the costs associated with the International Food Products' operating activities, related integration costs of the acquisition and professional costs associated with the withdrawn secondary public offering and bridge financing during fiscal 1994.

         Interest expense was $431,741 for fiscal 1996, a decrease of $84,471 compared to $516,212 in 1995. This lower interest expense reflects primarily the effect of interest rate and debt reductions associated with the completion of the Company's private placement in February, 1996.

         The Company recorded other income of $86,018 during fiscal 1996 compared to other expense of $279,450 in fiscal 1995. This income results primarily from the rental of the Company's Lakeville property. Other expense in fiscal 1995 was primarily the nonrecurring charge of $302,612 reflecting management's estimate of the excess of the property's net book value over the then current market value. Net income for fiscal 1996 was $105,307 compared to a net loss in fiscal 1995 of $943,778, for the reasons set forth above.

Liquidity and Capital Resources

         The Company has financed its activities to date primarily through debt, cash generated from its operations and the issuance of securities.

         During fiscal 1997 net cash provided by operating activities was $1,049,353, consisting principally of net income of $435,729 adjusted for non-cash depreciation and amortization expenses of $628,089, a non-cash loss on disposal of equipment of $294,213 and an increase in accounts payable and accrued expenses of $326,504, offset by increases in accounts receivable, inventories and prepaid expenses of $635,182. The increase of inventories of $417,598 was primarily due to the buildup in finished goods to ensure fulfillment of customer orders during the relocation of production equipment to New Brighton from St. Paul which began in September of 1997 and continued through November of 1997.

         Net cash used in investing activities in fiscal 1997 was $3,627,303, primarily the result of the purchase of new production equipment and the renovation of the office and manufacturing facility in New Brighton. During fiscal 1997 net cash provided by financing activities was $2,577,950 due mainly to borrowings associated with the purchase of equipment and renovations for New Brighton as detailed below.

         At September 30, 1997, the Company had a negative working capital of $1,271,962.

         On July 1, 1997, the Company and its bank signed an Amendment to their Credit Agreement which adjusted various financial covenants and made available additional revolving credit borrowings of $800,000 through January 1, 1998, at which time this additional borrowing may be converted into a five-year term loan. The Company estimates that at September 30, 1997, there was an additional

$400,000 which could be drawn under its bank line of credit. The amount available under this line of credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The line of credit, bank term note and capital note are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. The Company had been in default of the financial covenants in the past, and the bank has waived such defaults. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future; however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any violations.

         On July 2, 1997, in conjunction with the relocation of the Company's corporate office and manufacturing facility, the Company signed a $1,950,000 credit agreement with the Minnesota Agricultural and Economic Development Board ("Board") for new equipment financing. The Board issued tax-exempt revenue bonds under its Small Business Development Loan Program and loaned the proceeds to the Company to purchase new equipment. The effective interest rate is 5.79% per annum, and the loan matures on August 1, 2008. The Company is subject to various financial covenants, and the Board received a security interest in the equipment. At September 30, 1997 the outstanding borrowings were $1,916,250.

         The Company's ability to achieve its growth objectives is dependent upon its ability to fund its working capital requirements. The Company believes that the additional borrowings, its bank credit facilities and cash flow from operations will be sufficient to meet its working capital requirements through fiscal 1998, assuming (i) the Company's fiscal 1998 sales equal or exceed fiscal 1997 sales; (ii) there are no significant increases in expenses in fiscal 1998, and (iii) the Company is able to keep its bank credit facilities operative. The Company's failure to completely satisfy its working capital conditions listed
(i) through (iii) above, may require the Company to obtain additional financing to fund its working capital requirements. The Company's ability to raise additional working capital is significantly restricted, and if obtainable, would be on terms less favorable to the Company and may result in substantial dilution to shareholders.

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

Raw Material Cost Fluctuations

         The Company does not enter into futures contracts as defined by Statements of the Financial Accounting Standards Board. It does, however, enter into purchase orders for delayed delivery of raw materials, generally 30 days for raw materials other than flour and corn. The Company enters into purchase orders for delayed delivery of flour and corn for a period of 4-12 months, depending on current pricing, to ensure the availability of the type of flour and corn best suited for the Company's products. These purchase orders are placed directly with the suppliers.

Accounting Standard Issued and Not Yet Adopted

         The Financial Accounting Standards Board has issued Statement No. 128 (SFAS No. 128), Earnings Per Share (EPS), which supersedes Accounting Principles Board Opinion No. 15. SFAS No. 128 requires the presentation of EPS of outstanding common stock and potential common stock, such as options, warrants, and convertible securities that trade in a public market. A dual presentation of EPS, basic and diluted with restated comparative periods' data, is required on the statement of income. The Statement is effective for annual and interim financial statements issued for periods ending after December 15, 1997; earlier application is not permitted, but disclosure is required.

Outlook

         The Company's plan in fiscal 1998 will be to utilize its new equipment to increase sales and improve profitability by focusing on new markets and product brand positioning of tortillas and tortilla chips in the retail and food service markets to take advantage of strong industry growth patterns. See Item One - "Description of Business - Business Strategy." Management believes that its major computer applications which are critical to the Company's operations are either year 2000 compliant or require nonmaterial resources to make them year 2000 compliant.

         Statements relating to the Company's goal and business objectives contained in the section entitled Description of "Business - Business Strategy," estimates relating to its bank line of credit, assumption relating to the Company's working capital and operating requirements, and its future growth contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the President's statements relating to the growing non-ethnic use of tortillas, management's optimism of the Company's future and its growth potential and the intent to leverage the Company's brand name strength contained in the President's Letter to Shareholders attached to the Company's 1998 Annual Report to Shareholders are forward-looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include but are not limited to seasonality of its sales and raw materials cost fluctuations, which are discussed above and the following:

         Sufficiency of Working Capital. At September 30, 1997, the Company had a negative working capital of $1,271,962. At September 30, 1997, there was an estimated $400,000 which could have been drawn under the Company's Line of Credit. The amount available fluctuates daily based upon the Company's eligible accounts receivable and inventory. In addition, the Company's ability to obtain additional equity capital is very restricted, and, if obtainable at all, would result in substantial dilution. Therefore, the Company's ability to fund its working capital requirements in fiscal 1998 will be almost entirely dependent on generating sales which equal or exceed the Company's fiscal 1997 sales. In addition, any unforeseen expense of a material nature would materially and adversely affect the Company's ability to fund ongoing operations.

         Reliance on Principal Customers. During 1997, sales to Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Catalina Specialty Foods, Inc. accounted for approximately 23% and 12% respectively of the Company's sales and management expects Crystal Farms to account for a greater percentage of the Company's sales in the future. Crystal Farms is the Company's largest single distributor of its retail products and has a significant impact on the Company's growth in the retail market. Although the Company and Crystal Farms operate under a distribution agreement, the loss of Crystal Farms as a customer would have a material and adverse effect on the Company's sales and profitability and future growth.

         Competition. The Mexican-style food manufacturing and distribution industry is highly competitive. The Company is in competition with a number of manufacturers and distributors of Mexican-style food products and, to a limited extent, manufacturers of "snack foods," many of which are better capitalized than the Company. The Company will also be subject to future competition from other manufacturers, distributors and retailers who enter into the Mexican-style food and distribution industry. In the retail market, many of these competitors engage in extensive local and national advertising and marketing, and the brand names for products distributed by those competitors are significantly more recognizable to the consumer than the Company's brand names. In addition, competition for shelf space in retail grocery stores is intense. In the food service market, the Company is competing with a number of regional and national producers of Mexican-style food products. Many of these competitors are better capitalized than the Company and have established sales organizations. No assurance can be given that the Company will be able to compete as it expands its markets.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sparta Foods, Inc.
New Brighton, Minnesota

We have audited the accompanying consolidated balance sheets of Sparta Foods, Inc. and Subsidiary (the Company) as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparta Foods, Inc. and Subsidiary as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP


Minneapolis, Minnesota
November 14, 1997

SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
September 30, 1997 and 1996

ASSETS (Note 3)                                                                    1997                 1996
--------------------------------------------------------------------------- -------------------- --------------------

Current Assets
     Cash                                                                       $        600        $        600
     Accounts receivable, less allowances of $49,500 in
         1997 and $52,000 in 1996 (Note 6)                                           833,467             639,934
     Inventories:
         Finished goods                                                              566,212             241,959
         Raw materials and packaging                                                 531,358             438,013
     Prepaid expenses                                                                156,466             132,415
                                                                            -------------------- --------------------
              Total current assets                                                 2,088,103           1,452,921
                                                                            -------------------- --------------------

Property and Equipment (Note 2)                                                    7,488,786           5,983,245
     Less accumulated depreciation                                                 2,371,131           2,115,810
                                                                            -------------------- --------------------
                                                                                   5,117,655           3,867,435
                                                                            -------------------- --------------------

Other Assets
     Restricted cash (Note 3)                                                      1,893,967                  --
     Goodwill, less accumulated amortization of $72,564 and
         $102,358, respectively                                                      440,808             457,533
     Covenants not-to-compete, less accumulated
         amortization of $40,772 and $235,366, respectively                           69,228              98,134
     Rental property held for resale, less accumulated
         depreciation of $38,728 and $15,984, respectively
         (Note 1)                                                                    906,422             924,016
     Other                                                                           381,162             206,974
                                                                            -------------------- --------------------
                                                                                   3,691,587           1,686,657
                                                                            -------------------- --------------------
                                                                                 $10,897,345          $7,007,013
                                                                            ==================== ====================

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                               1997                 1996
--------------------------------------------------------------------------- -------------------- --------------------

Current Liabilities
     Note payable, bank (Note 3)                                                 $   834,209         $   294,811
     Current maturities of long-term debt                                            700,388             567,905
     Accounts payable:
         Trade                                                                       861,120             658,575
         Construction                                                                428,315                  --
     Accrued expenses                                                                536,033             412,074
                                                                            -------------------- --------------------
              Total current liabilities                                            3,360,065           1,933,365
                                                                            -------------------- --------------------

Long-Term Debt, less current maturities (Note 3)                                   4,051,212           2,063,613
                                                                            -------------------- --------------------

Commitments (Note 4)


Stockholders' Equity (Notes 3 and 7)
     Preferred stock, authorized 1,000,000 shares, no
         designated par value; none issued                                                --                  --
     Common stock; authorized 15,000,000 shares, $0.01 par
         value; issued and outstanding 6,765,758 and
         6,679,049 shares in 1997 and 1996, respectively                              67,657              66,790
     Additional paid-in capital                                                    4,950,507           4,911,070
     Accumulated deficit                                                          (1,532,096)          (1,967,825)
                                                                            -------------------- --------------------
                                                                                   3,486,068           3,010,035
                                                                            -------------------- --------------------
                                                                                 $10,897,345          $7,007,013
                                                                            ==================== ====================

SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended September 30, 1997 and 1996

                                                                                   1997                 1996
------------------------------------------------------------------------------------------------ --------------------

Net sales (Note 6)                                                              $ 14,077,841         $12,662,819
Cost of sales                                                                      9,821,560           9,238,220
                                                                            -------------------- --------------------
              Gross profit                                                         4,256,281           3,424,599

Selling, general, and administrative expenses (Note 8)                             3,209,798           2,968,569
Nonrecurring charge (Note 4)                                                         375,126                  --
                                                                            -------------------- --------------------
              Operating income                                                       671,357             456,030

Other Income, net (Note 1)                                                           106,807              86,018
Interest expense                                                                    (320,435)           (431,741)
                                                                            -------------------- --------------------
              Income before income taxes                                             457,729             110,307

Income tax expense (Note 5)                                                          (22,000)             (5,000)
                                                                            -------------------- --------------------
              Net income                                                        $    435,729        $    105,307
                                                                            ==================== ====================

Net income per common and common equivalent share:
     Primary                                                                    $       0.06        $       0.02
     Fully diluted                                                                      0.05                0.01

Weighted-average common and common equivalent shares:
     Primary                                                                       9,483,290           7,428,736
     Fully diluted                                                                 9,483,290           7,617,432

See Notes to Consolidated Financial Statements.

SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 1997 and 1996

                                                                  Common Stock
                                                          -----------------------------   Additional
                                                              Shares                       Paid-In       Accumulated
                                                           Outstanding     Par Value       Capital         Deficit          Total
--------------------------------------------------------- --------------- ------------- -------------- ---------------- ------------

Balance, September 30, 1995                                 4,062,799     $   40,627     $ 3,777,317   $ (2,073,132)    $  1,744,812
   Common stock issued, net of costs of $148,209            2,560,000         25,600       1,106,191             --        1,131,791
   Common stock issued in satisfaction of consulting
        services                                               40,000            400          19,600             --           20,000
   Common stock issued upon exercise of warrants
        and options                                            16,250            163           7,962             --            8,125
   Net income                                                      --             --              --        105,307          105,307
                                                          --------------- ------------- -------------- ---------------- ------------
Balance, September 30, 1996                                 6,679,049         66,790       4,911,070     (1,967,825)       3,010,035
   Common stock issued upon exercise of warrants
        and options, net of costs of $3,050                    86,709            867          39,437             --           40,304
   Net income                                                      --             --              --        435,729          435,729
                                                          --------------- ------------- -------------- ---------------- ------------
Balance, September 30, 1997                                 6,765,758     $   67,657     $ 4,950,507   $ (1,532,096)    $  3,486,068
                                                          =============== ============= ============== ================ ============

See Notes to Consolidated Financial Statements.

SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 1997 and 1996

                                                                                      1997               1996
------------------------------------------------------------------------------ ------------------- ------------------

Cash Flows From Operating Activities
    Net income                                                                    $    435,729        $    105,307
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation                                                                    547,790             506,856
       Amortization                                                                     80,299              89,853
       Loss on disposal of property and equipment                                      294,213              10,630
       Changes in assets and liabilities:
           Accounts receivable                                                        (193,533)             38,524
           Inventories                                                                (417,598)            181,147
           Prepaid expenses                                                            (24,051)            (25,970)
           Accounts payable and accrued expenses                                       326,504            (489,620)
                                                                               ------------------- ------------------
                  Net cash provided by operating activities                          1,049,353             416,727
                                                                               ------------------- ------------------

Cash Flows From Investing Activities
    Increase in restricted cash                                                     (1,893,967)                 --
    Purchases of property, equipment, and other                                     (1,656,933)           (131,936)
    Proceeds from the sale of property and equipment                                    61,025              14,500
    Increase in deposits and other assets                                             (137,428)           (155,066)
                                                                               ------------------- ------------------
                  Net cash used in investing activities                             (3,627,303)           (272,502)
                                                                               ------------------- ------------------

Cash Flows From Financing Activities
    Net borrowings (payments) on line of credit                                        539,398            (702,910)
    Long-term borrowings                                                             2,730,667                  --
    Payments of long-term debt                                                        (610,585)           (650,198)
    Short-term borrowings                                                                   --             400,000
    Issuance of common stock, net of costs                                              40,304             808,620
    Deferred financing costs                                                          (121,834)                 --
                                                                               ------------------- ------------------
                  Net cash provided by (used in) financing activities                2,577,950            (144,488)
                                                                               ------------------- ------------------

                  Net change in cash                                                        --                (263)

Cash
    Beginning                                                                              600                 863
                                                                               ------------------- ------------------
    Ending                                                                     $           600     $           600
                                                                               =================== ==================

                                   (Continued)

SPARTA FOODS, INC. AND SUBSIDIARY

Years Ended September 30, 1997 and 1996

                                                                                      1997               1996
------------------------------------------------------------------------------ ------------------- ------------------

Supplemental Disclosures of Cash Flow Information
    Cash payments for:
       Interest                                                                 $      319,017       $     444,599
       Income taxes                                                                     23,050               5,000
                                                                               =================== ==================

Supplemental Schedule of Noncash Investing and Financing
    Activities
    Facility improvements financed with accounts payable                         $     428,315       $          --
    Conversion of bridge financing to common stock                                          --             350,000
    Conversion of accounts payable to common stock                                          --              20,000
    Reclassification of deferred private placement costs to equity
       upon issuance of common stock                                                        --              18,704
                                                                               =================== ==================


See Notes to Consolidated Financial Statements.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Nature of Business and Significant Accounting Policies

Nature of business: Sparta Foods, Inc., through its wholly-owned subsidiary, La Canasta of Minnesota, Inc. (La Canasta), formulates, manufactures, and markets a broad line of Mexican-style foods under its own brand name and for private labels, and barbecue sauces for others under private labels.

The Company's customers are principally retail food stores and distributors in the Upper Midwest. The Company grants credit on an individual customer basis.

Consolidation: The financial statements of Sparta Foods, Inc. have been consolidated with its wholly-owned subsidiary, La Canasta (together herein referred to as the Company). All significant intercompany balances and transactions have been eliminated.

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

The financial statements include the following financial instruments: cash, trade accounts receivable, accounts payable, notes payable, and a line of credit. At September 30, 1997, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

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

Intangibles: Costs in excess of net assets acquired (goodwill) are being amortized over 40 years. Covenants not-to-compete are being amortized over the terms of the agreements, which are 5 to 15 years.

Accounting for long-lived assets: In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews its intangibles, property and equipment, and rental property periodically to determine potential impairment by comparing the carrying value of the assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted cash flows or appraisal of assets) of the assets. To date, management has determined that no impairment of long-lived assets exists.

Rental property: Rental property consists of a facility in Lakeville, Minnesota, which was previously used in the manufacturing of the Company's products. The property is recorded at estimated fair market value, which is lower than cost.

The Company entered into an agreement with a third party during 1996 to lease this facility under an operating lease that expires January 31, 2006. The lease calls for monthly payments of approximately $11,000, plus taxes and utilities. Rental income under this lease was approximately $130,000 and $92,000 for the years ended September 30, 1997 and 1996, respectively, and is included in other income in the statements of income. The Company commenced depreciating the rental property over its remaining estimated useful life of 37 years on a straight-line basis at the beginning of the lease.

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income per common and common equivalent share: Net income per common share is computed based upon the weighted-average number of common shares and common share equivalents (stock options and warrants) outstanding during each year. Common stock equivalents, assumed to have been exercised, are included in the computation using the treasury stock method when their inclusion has a dilutive effect. Fully diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of the equivalents.

Issued but not yet adopted standard: The FASB has issued Statement No. 128 (SFAS No. 128), Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings-per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present earnings-per-share amounts must initially apply SFAS No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted, but disclosure is required.

If the Company had applied SFAS No. 128 in the accompanying financial statements, the following amounts would have been reported:

                                                                                         September 30
                                                                          -------------------------------------------
                                                                                  1997                  1996
------------------------------------------------------------------------- --------------------- ---------------------

Weighted-average outstanding shares                                              6,692,100             5,778,550
Pro forma basic earnings per share                                        $           0.07      $           0.02
Weighted-average dilutive securities options and warrants                        1,796,212             1,392,323
Weighted-average diluted shares                                                  8,488,312             7,170,873
Pro forma diluted earnings per share                                      $           0.05      $           0.01


Reclassifications: Certain amounts on the consolidated balance sheet for the year ended September 30, 1996, have been reclassified to be consistent with the classifications adopted as of September 30, 1997, with no effect on previously reported stockholders' equity.

Note 2.  Property and Equipment

Property and equipment consists of:

                                                                                          September 30
                                                          Estimated       -------------------------------------------
                                                         Useful Lives              1997                  1996
--------------------------------------------------- --------------------- --------------------- ---------------------

Factory equipment                                           3-18           $     5,141,085       $     4,765,838
Office and other equipment                                  3-12                   356,231               322,562
Leasehold improvements                                       --                         --               762,089
Packaging printing plates                                    5                     155,470               132,756
Construction in progress                                     --                  1,836,000                    --
                                                                          --------------------- ---------------------
                                                                           $     7,488,786       $     5,983,245
                                                                          ===================== =====================

Note 3.  Financing Agreements

Line of credit: The Company has a line of credit with a bank, secured by all assets. Maximum borrowings under the credit agreement are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime plus 0.25 percent (8.75 percent at September 30, 1997). At September 30, 1997, $834,209 was outstanding under the line of credit. The Company is to maintain certain minimum net worth and debt service coverage levels. In addition, a maximum debt to net worth ratio is specified, dividends and capital expenses are restricted, and compensation and new options/warrants are also limited.

State of Minnesota loan: On July 1, 1997, the Minnesota Agricultural and Economic Development Board issued $1,950,000 in Series 1997D tax-exempt Bonds, the proceeds of which issue were loaned to the Company to finance new equipment (see Note 4). The underlying loan from the state is due in monthly installments which vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. The effective rate of interest to the Company is 5.79 percent per annum. At September 30, 1997, $1,916,250 is outstanding. The Company is to maintain certain minimum net worth and debt service coverage levels.

In connection with the loan, the Company is required to maintain a debt service reserve fund and a construction fund. The debt service reserve fund will remain until all loan obligations have been satisfied. The construction fund represents undisbursed loan proceeds that are available for approved improvement and equipment expenditures. These amounts have been reflected on the consolidated balance sheet as restricted cash as of September 30, 1997, as follows:

Debt service reserve fund, U.S. government securities
     due within one year                                         $     195,000
Construction fund, money market funds                                1,698,967
                                                                 -------------
                                                                 $   1,893,967
                                                                 =============

Long-term debt:  Long-term debt consists of the following:

                                                                                          September 30
                                                                            -----------------------------------------
                                                                                   1997                 1996
                                                                            -------------------- --------------------

State of Minnesota loan (described above)                                    $     1,916,250     $
                                                                                                               --
Term and equipment  notes payable to bank,  secured by all
    assets of the Company, due in  monthly  installments of
    $21,658  and  $6,342,  respectively,  plus interest at prime
    plus 0.5% to December 31, 1999, when the remaining balance is due              1,397,075            1,623,315
Term note payable to bank, secured by all assets of the Company, due  in  monthly  installments  of  one-sixtieth  of the
    principal  balance outstanding as of November 1, 1997, commencing on December 31, 1997, plus interest at prime plus 0.5% to
    December 31, 1999, when the remaining balance is due                             651,778                   --
Notes payable to a trust and to an individual, secured by rental property  held for resale,  subordinated  to bank  financing, interest-only payments  at prime plus 4%,  through  January 1, 1998, thereafter  combined monthly installments of $16,565, including
    interest, to January 1, 2003                                                     736,322              736,322
Other notes payable                                                                   50,175              271,881
                                                                            -------------------- --------------------
                                                                                   4,751,600            2,631,518

Less current maturities                                                              700,388              567,905
                                                                            -------------------- --------------------
                                                                            $      4,051,212     $      2,063,613
                                                                            ==================== ====================

Aggregate maturities of long-term debt at September 30, 1997, are as follows:

Years ending September 30:
    1998                                             $        700,388
    1999                                                      738,994
    2000                                                    1,433,086
    2001                                                      315,446
    2002                                                      346,471
    Later years                                             1,217,215
                                                     --------------------
                                                      $     4,751,600
                                                     ====================
Note 4.  Leases and Other Commitments

Manufacturing facility move and expansion, and operating leases: During fiscal 1997, the Company moved its operations to a new office and manufacturing facility. The Company's commitment to relocate these facilities caused a charge to current operations of $375,126 related to the unamortized cost of leasehold improvements at its former facility and specific costs related to the move. The lease for the new facility requires monthly base rentals plus the payment of real estate taxes and operating expenses of the building through August 31, 2012.

The lease on the Company's former facility is still in existence, requires monthly base rentals plus the payment of 88 percent of the real estate taxes and operating expenses of the building, and expires on May 31, 2000. The Company has entered into a sublease agreement whereby the sublessee is required to pay substantially all of the base rental, real estate taxes, and operating expenses on the facility for the remainder of the lease term. The total minimum sublease rentals to be received are approximately $688,000.

In addition to the relocation, the Company is in the process of expanding its manufacturing capabilities through facility improvements and the purchase of new equipment. The estimated cost is approximately $3,200,000. To finance this activity, the Company has obtained a $1,950,000 loan from the State of Minnesota and an additional $750,000 capital equipment loan from its current bank. The remaining $500,000 in improvements will be financed through operations. The total costs incurred through September 30, 1997, were $1,836,000.

Total rent expenses for all facilities and equipment were $577,500 and $518,500 for 1997 and 1996, respectively.

Minimum future obligations required under operating leases, excluding the former facility lease, at September 30, 1997, are as follows:

Years ending September 30:
     1998                                        $         648,000
     1999                                                  607,000
     2000                                                  593,200
     2001                                                  578,000
     2002                                                  544,300
     Later years                                         5,226,000
                                                ---------------------
                                                  $      8,196,500
                                                =====================

License agreements: In connection with a business acquisition, the Company entered into a license agreement expiring December 31, 1999, which requires the payment of 3 percent of the gross sales of products sold using the "La Campana Paradiso" or "Paradiso" name. In addition, the Company paid a fee equal to 1 percent of all retail sales made under the "Cruz" label until January 1, 1997, and is required to pay 3 percent of net sales of "Chapala" products through 2007. Expenses relating to these arrangements were $23,450 and $42,878 in 1997 and 1996, respectively.

Purchase agreements: The Company does not enter into futures contracts. It does, however, enter into purchase orders for delayed delivery of raw materials, generally 30 days for raw materials other than corn and flour. The Company enters into purchase orders with the suppliers for the delayed delivery of corn and flour for a period of 4 to 12 months, depending on current pricing, to insure the availability of the type of corn and flour best suited for its products. At September 30, 1997, the Company had outstanding purchase orders of approximately $744,000. At the end of each reporting period, the Company evaluates the open purchase orders for corn and flour to determine whether a loss should be recognized. No such losses were accruable as of September 30, 1997 and 1996.

Note 5.  Income Taxes

The income tax expense for 1997 and 1996 consisted of:

                                                                                   1997                 1996
--------------------------------------------------------------------------- -------------------- --------------------

Current:
    Federal (net of $133,000 and $18,900 in 1997 and 1996,
       respectively, of net operating loss carryforward benefits)           $            8,000   $               --
    State (net of $58,000 and $-0- in 1997 and 1996, respectively,
       of state net operating loss carryforward benefits)                               14,000                5,000
                                                                            -------------------- --------------------
                                                                            $          22,000    $            5,000
                                                                            ==================== ====================

A reconciliation between income tax expense computed at the federal statutory rate and the Company's effective income tax rate for 1997 and 1996 is as follows:

                                                                                   1997                 1996
--------------------------------------------------------------------------- -------------------- --------------------

Federal statutory rate                                                             (34.0)%              (34.0)%
State income taxes, net of federal benefit                                          (6.5)                (4.5)
Nondeductible expenses                                                              (0.9)                (5.6)
Benefit of graduated tax rate                                                       --                    3.2
Utilization of net operating loss carryforward                                      36.6                 36.4
                                                                            -------------------- --------------------
Effective income tax rate                                                           (4.8)%               (4.5)%
                                                                            ==================== ====================

Temporary differences that give rise to the net deferred tax assets and liabilities at September 30, 1997 and 1996, are as follows:

                                                                                   1997                 1996
--------------------------------------------------------------------------- -------------------- --------------------

Net current deferred tax assets (liabilities):
    Receivable allowances                                                    $     15,000         $     15,700
    Vacation accrual                                                               23,000               17,000
    Inventory costs                                                                15,300               15,900
    Bonus accrual                                                                  14,200                1,200
    Lease deferred income                                                         (17,000)             (19,000)
Less valuation allowance                                                          (50,500)             (30,800)
                                                                            -------------------- --------------------
                                                                            $          --        $          --
                                                                            ==================== ====================

                                                                                   1997                 1996
--------------------------------------------------------------------------- -------------------- --------------------

Net noncurrent deferred tax assets (liabilities):
    Depreciation                                                            $    (470,000)       $    (544,500)
    Property and equipment valuation allowance                                     89,200               90,800
    Net operating loss carryforwards                                              642,000              873,900
    AMT credit carryforwards                                                       42,000               38,000
    Intangible assets                                                              34,200               31,900
Less valuation allowance                                                         (337,400)            (490,100)
                                                                            -------------------- --------------------
                                                                            $          --        $          --
                                                                            ==================== ====================

As of September 30, 1997 and 1996, the Company recorded valuation allowances of $387,900 and $520,900, respectively, against net deferred tax assets to reduce the totals to amounts that management believed would ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no activity other than the utilization of net operating loss carryforwards in the valuation allowance account during 1997 or 1996.

The net operating loss carryforwards of $2,141,000 at September 30, 1997, will expire as follows:

Years                                                         Amount
-------------------------------------------------------- ------------------
2009                                                     $      662,000
2010                                                          1,277,000
2011                                                            202,000

The alternative minimum tax (AMT) credit carryforwards may be carried forward indefinitely to reduce future regular federal income taxes payable.

Note 6.  Major Customers

The Company had sales to one customer which accounted for 23 and 20 percent of sales for fiscal years 1997 and 1996, respectively. As of September 30, 1997, accounts receivable from this customer were $158,000.

In addition, the Company had sales to a second customer through a distributor which accounted for 12 and 16 percent of sales for fiscal years 1997 and 1996, respectively. As of September 30, 1997, accounts receivable from this distributor were $79,000.

Note 7.  Options and Warrants

Stock options: The Company has a stock option plan, as amended, pursuant to which qualified and nonqualified stock options for up to 1,300,000 shares of the Company's $0.01 par value common stock have been reserved for issuance under the plan and may be granted to key employees and members of the Board of Directors. The options are generally granted at exercise prices equal to or greater than the fair value of the common stock at the date of grant, expire at varying dates not to exceed ten years from the grant date, and are not transferable.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plan been determined based on the fair values of options granted (using the method described in Statement No. 123), reported net income and net income per common share on a pro forma basis as compared to actual results would have been as follows:

                                                1997                 1996
---------------------------------------- -------------------- -----------------
Net income:
    As reported                          $      435,729       $     105,307
    Pro forma                                   345,324              78,747
Primary earnings per share:
    As reported                                    0.06                0.02
    Pro forma                                      0.06                0.01
Fully diluted earnings per share:
    As reported                                    0.05                0.01
    Pro forma                                      0.05                0.01

For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1997 and 1996, respectively: dividend rate of zero for both years; price volatility of
99.49 and 106.20 percent; risk-free interest rate of 5.92 and 6.15 percent; and expected lives of approximately 4 and 5 years.

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the statement have been applied only to options granted after September 30, 1995.

Additional information relating to all outstanding options as of September 30, 1997 and 1996, is as follows:

                                                                1997                              1996
                                                   -------------------------------- ---------------------------------
                                                                   Weighted-Average                 Weighted-Average
                                                                        Exercise                         Exercise
                                                       Shares            Price          Shares            Price
-------------------------------------------------- ---------------- --------------- ---------------- ----------------

Options outstanding at beginning of year               723,584      $     1.76          693,499      $       2.30
Options exercised                                      (40,000)           0.50          (11,250)             0.50
Options expired                                        (43,499)           1.60         (235,665)             2.76
Options granted                                        322,500            1.07          277,000              1.19
                                                   ---------------- --------------- ---------------- ----------------
Options outstanding at end of year                     962,585      $     1.58          723,584      $       1.76
                                                   ================ =============== ================ ================

Weighted-average fair value of options,
     granted during the year                                        $     0.76                       $       0.97
                                                                    ===============                  ================

The following table summarizes information about stock options outstanding at September 30, 1997:

                                                    Options Outstanding                 Options Exercisable
                                           ------------------------------------- ------------------------------------
                                           Weighted-Average
                             Number           Remaining                              Number
                         Outstanding at       Contractual      Weighted-Average   Exercisable at   Weighted-Average
       Range of           September 30,         Life               Exercise        September 30,       Exercise
   Exercise Prices            1997             (Years)              Price             1997              Price
----------------------- ------------------ ------------------ ------------------ ----------------- ------------------

      $0.50-0.88             233,750             3.2          $      0.52              115,250     $      0.53
       1.06-1.75             564,500             4.3                 1.26              101,000            1.48
       2.00-2.94              45,000             2.0                 2.42               27,500            2.51
       4.32-5.00             119,335             0.7                 4.88               99,334            4.87
      ------------      ------------------ ------------------ ------------------ ----------------- ------------------
      $0.50-5.00             962,585             2.6          $      1.58              343,084     $      2.23
     =============      ================== ================== ================== ================= ==================

Stock warrants:  A summary of warrants follows:

                                                  Price Range                 Shares
------------------------------------------- ------------------------- ------------------------

Outstanding, September 30, 1995                  $ 1.50 - 4.50                  677,546
    Granted                                        0.50 - 0.75                3,040,000
    Exercised                                             0.50                   (5,000)
                                            ------------------------- ------------------------
Outstanding, September 30, 1996                     0.50 - 4.50               3,712,546
    Exercised                                              0.50                 (46,709)
                                            ------------------------- ------------------------
Outstanding, September 30, 1997                  $  0.50 - 4.50               3,665,837
                                            ========================= ========================

Warrants expire as follows:

Expiration Date                                      Shares
--------------------------------------------- ---------------------
October 10, 1998                                       400,000
October 31, 1998                                       610,537
February 2, 1999                                     2,560,000
December 9, 1999                                        15,300
February 2, 2001                                        80,000
                                              ---------------------
                                                     3,665,837
                                              =====================

Note 8.  Related-Party Transactions

The Company purchased marketing and advertising services from an organization owned by a member of the Board of Directors. Total expenditures for these services were approximately $113,500 in 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices held as of December 1, 1997 are as follows:

  Name                       Age          Position with Company

  Joel P. Bachul             55           President and Chief Executive Officer

  A. Merrill Ayers           51           Vice President, Treasurer, Chief
                                          Financial Officer and Secretary

  Thomas C. House            51           Vice President of Operations

  William J. Schuch          44           Vice President of Sales

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

     Thomas C. House, has been employed by the Company since March 1993 as the Vice President of Operations. From December 1988 until March 1993, Mr. House was the plant manager at the Rosemount, Minnesota plant facilities of Continental Nitrogen & Resource Corporation, a manufacturer of ammonium nitrate-based products and fertilizers. Mr. House is currently responsible for the Company's plant operations, quality control, purchasing and product distribution.

     William J. Schuch has been employed by the Company since October 1997 as the Vice President of Sales. Prior to joining the Company, Mr. Schuch was Director of Marketing and Foodservice for Federated Group, Inc. from January 1995 until July 1997. From July 1992 through January 1995, Mr. Schuch was Sales Training Manager for CPC Foodservice and from 1978 through July 1992, Mr. Schuch held various sales positions including Vice President of Sales, West, at LeGout Foods which was acquired by CPC in 1992.

     There are no family relationships among any of the Company's directors or executive officers.

     The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 11 is incorporated herein by reference to the section labeled "Principal Shareholders and Management Shareholdings" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits  are  numbered  in   accordance   with  Item  601  of
                  Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1997 fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            SPARTA FOODS, INC.

Dated:  December 19, 1997       By:   /s/  Joel P. Bachul
                                      Jack P. Bachul, President

Dated:  December 19, 1997       By:   /s/  A. Merrill Ayers
                                      A. Merrill Ayers, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

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

Signature and Title                                             Date

/s/  Michael J. Kozlak                                 December 19, 1997
Michael J. Kozlak, Director

/s/  Larry Arnold                                      December 19, 1997
Larry Arnold, Director

/s/  Joel P. Bachul                                    December 19, 1997
Joel P. Bachul, Director

                                                       December ___, 1997
Edward Jorgensen, Director

                                                       December ___, 1997
Richard H. Leepart, Director

/s/  R. Dean Nelson                                    December 19, 1997
R. Dean Nelson, Director

                               SPARTA FOODS, INC.

                          EXHIBIT INDEX TO FORM 10-KSB

Exhibit
Number       Description
-------      -----------

3(i)(1) Articles of Incorporation. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989.)*

3(i)(2) Articles of Amendment to Articles of Incorporation. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ending December 31, 1990.)*

3(i)(3) Articles of Amendment to Articles of Incorporation filed on October 25, 1993. (Incorporated by reference to the Company's Amendment No. 2 on Form 10KSB/A to the Annual Report on Form 10-KSB for the period ended September 30, 1993.)*

3(i)(4) Articles of Amendment to Articles of Incorporation filed on April 15, 1994. (Incorporated by reference to the Company's Amendment No. 2 on Form 10KSB/A to the Annual Report on Form 10-KSB for the period ended September 30, 1993.)*

3(ii) By-Laws. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1989.)*

4.1          Form of Certificate for Common Stock of Sparta Foods, Inc.
             (Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1994.)*

10.1**       Amended and Restated Stock Option Plan.

10.2 Office/Warehouse Lease dated November 20, 1985 between The Travelers Insurance Company and La Canasta of Minnesota, Inc., as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*

10.3 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,560,808). (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990). *
---------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number       Description
-------      -----------
10.4         Concurrent  Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products,  Inc. and La Canasta of
             Minnesota, Inc. (Reg. No. 1,341,156). (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*

10.5 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and U Canasta of Minnesota, Inc. (Reg. No. 1,434,854). (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1990.)*

10.6 Amendment No. Four dated October 10, 1991 to Office/Warehouse Lease dated November 20, 1985 between The Travelers Insurance Company and La Canasta of Minnesota, Inc., as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1991.)*

10.7 Amendment No. Five dated May 18, 1992 to Office/Warehouse Lease dated November 20, 1985 among Advent Realty Limited Partnership II (successor to The Travelers Insurance Company), La Canasta of Minnesota, Inc. and Sparta Foods, Inc. (Incorporated by reference to the Company's Post-Effective Amendment No. 1 to the Registration Statement (No. 33-24394C) on Form S-18 dated August 6, 1992.)

10.8         Mortgage  Note and Mortgage  Deed of La Canasta of  Minnesota, Inc.
             in favor of Fredoon Anvary dated October 1, 1993. (Incorporated by reference to the Company's Current Report on Form 8-K with a Date of Report of October 28, 1993.)*

10.9 License Agreement between La Canasta of Minnesota, Inc. and Mexican Foods, Inc., dated October 28, 1993, and relating to the use of the trade name "La Campana Paradiso" and "Paradiso." (Incorporated by reference to the Company's Current Report on Form 8-K with a Date of Report of October 28, 1993.)*

10.10 Distributorship Agreement dated January 21, 1994 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to the Company's Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the period ended September 30, 1993.)*
---------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number       Description
-------      -----------

10.11 Amendment No. Six dated March 31, 1993 to Office/Warehouse Lease dated November 30, 1985 among Advent Realty Limited Partnership II (successor to The Travelers Insurance Company, La Canasta of Minnesota, Inc. and Sparta Foods, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.12 Registration Rights Agreement dated December 9, 1994 between IFP Trust and Sparta Foods, Inc. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.13 Amendment Modifying Subordinated Mortgage Notes and Security Agreement dated December 9, 1994 by and among La Canasta of Minnesota, Inc., IFP Trust and Fredoon Anvary (without exhibits). (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.14 Form of RAT-Series Warrants dated December 9, 1994 to purchase Common Stock of Sparta Foods, Inc. at $2.00 per share and expiring on October 31, 1998. (Incorporated by reference to the Company's Annual Report on Form 10KSB for the period ended September 30, 1994.)*

10.15 Form of RES-Series Warrants dated December 9, 1994 to purchase Common Stock of Sparta Foods, Inc. at $4.50 per share and expiring on October 31, 1998. (Incorporated by reference to the Company's Annual Report on Form 10KSB for the period ended September 30, 1994.)*

10.16 Credit and Security Agreement dated December 9, 1994 among Norwest Bank Minnesota, N.A., Sparta Foods, Inc. and La Canasta of Minnesota, Inc. (without exhibits). (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.17 $1,200,000 Revolving Note dated December 9, 1994 issued by La Canasta of Minnesota, Inc. in favor of Norwest Bank Minnesota, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.18 $1,784,000 Term Note dated December 9, 1994 issued by La Canasta of Minnesota, Inc. in favor of Norwest Bank Minnesota, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*
---------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number       Description
-------      -----------

10.19 $400,000 Capital Note dated December 9, 1994 issued by La Canasta of Minnesota, Inc. in favor of Norwest Bank Minnesota, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.20        Guaranty  dated  December  9, 1994  issued  by  Sparta  Foods, Inc.
             in favor of Norwest Bank Minnesota, N.A. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1994.)*

10.21        Form of  Indemnification  Agreement  between  Sparta  Foods,  Inc.
             and certain Selling Shareholders listed in Registration Statement on Form SB-2. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89284) dated April 14, 1995.)

10.22 Amendment to Credit and Security Agreement dated December 9, 1994 among Norwest Bank Minnesota, N.A., Sparta Foods, Inc. and La Canasta of Minnesota, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-89284) dated April 14, 1995.)

10.23 Addendum No. 1 to Distribution Agreement dated July 20, 1995 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1995.)*

10.24 Form of Convertible Promissory Note issued to certain accredited investors who provided capital dated October 1995. (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB for the period ended September 30, 1996.)*

10.25 Form of Warrant issued to certain investors who provided capital in form of convertible Promissory Notes dated October 1995. (Incorporated by reference to Exhibit 10.39 to the Company's Form 10KSB for the period September 30, 1996.)*

10.26 Distribution Agreement dated January 2, 1996, between Catalina Specialty Foods, Inc. and the Company. (Incorporated by reference to Exhibit 10.40 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

---------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number       Description
-------      -----------

10.27 Form of Warrant issued to certain investors who purchased units, consisting of common stock and warrants, pursuant to the Company's private placement dated February 3, 1996. (Incorporated by reference to Exhibit 10.41 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.28 Registration Rights Agreement dated February 2, 1996, between and among the company and certain shareholders who purchased units pursuant to the Company's private placement. (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.29 Third Amendment to Credit Agreement dated April 23, 1996, by and among Norwest Bank Minnesota, N.A., the Company and LaCanasta of Minnesota, Inc. (Incorporated by reference to Exhibit 10.43 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.30** Salary Continuation Agreement dated August 1995 between the Registrant and Joel P. Bachul (Incorporated by reference to
             Exhibit 10.39 to the Company's Form 10-KSB for the year ended September 30, 1996).*

10.31** Salary Continuation Agreement dated August 1995 between the Registrant and A. Merrill Ayers (Incorporated by reference to
             Exhibit 10.40 to the Company's Form 10-KSB for the year ended September 30, 1996).*

10.32** Salary Continuation Agreement dated August 1995 between the Registrant and Thomas C. House (Incorporated by reference to
             Exhibit 10.41 to the Company's Form 10-KSB for the year ended September 30, 1996).*

10.33 Fourth Amendment to Credit and Security Agreement dated December 20, 1996 between the Company and Norwest Bank Minnesota, National Association (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-QSB for the period ended December 31, 1996).*

10.34 Manufacturing Agreement between the Company and Ken Davis Products, Inc. (Incorporated by reference to Exhibit 10.43 to the Company's Form 10-QSB for the period ended December 31, 1996).*

10.35 Amendment to Consultant Agreement dated December 20, 1996 between the Company and Catalina Specialty Foods, Inc. (Incorporated by reference to Exhibit 10.44 to the Company's Form 10-QSB for the period ended December 31, 1996).*
---------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number       Description
-------      -----------

10.36 Distribution Agreement dated February 14, 1997 between the Company and Marigold Foods, Inc. (Incorporated by reference to Exhibit
             10.45 to the Company's Form 10-QSB for the period ended March 31, 1997.*

10.37 Commercial Lease between First Industrial L.P. and Sparta Foods, Inc., effective September 1, 1997 for a 15-year period (Incorporated by reference to Exhibit 10.46 to the Company's Form 10-QSB for the period ended June 30, 1997).*

10.38 Employment Agreement dated November 14, 1997 between the Company and William J. Schuch.

10.39 Fifth Amendment to Credit Agreement and Security Agreement dated as of July 1, 1997 between the Company and Norwest Bank Minnesota, National Association.

10.40 Loan Agreement dated as of July 1, 1997 between the Company and Minnesota Agricultural and Economic Development Board.

11           Sparta Foods, Inc.  Computation of Net Income per Common Share.

21 Subsidiaries of Registrant. (Incorporated by reference to the Company's Annual Report on Form 10-K for the period ended September 30, 1992.)*

23           Consent of independent public accountant.

24           Power of Attorney (included on signature page of this Form 10-KSB)

27           Financial Data Schedule (filed in electronic format only)
---------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.