Form 10QSB
period 1997-12-31
SPARTA FOODS INC
filed 1998-02-11
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]               Quarterly Report under Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934.

                  For the quarterly period ended December 31, 1997.

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

                  1565 First Avenue NW, New Brighton, MN 55112
                    (Address of principal executive offices)

                                 (612) 697-5500
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes    [X]               No     [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              6,798,637 shares of Common Stock at January 21, 1998.

Transitional Small Business Disclosure Format:  Yes [ ]        No  [X]

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

     Item 1.           Financial Statements                                3

                       Condensed Consolidated Balance Sheets
                       at December 31, 1997 and September 30, 1997         3

                       Condensed Consolidated Statements of
                       Operations for the three-month periods
                       ended December 31, 1997 and 1996                    4

                       Condensed Consolidated Statements of
                       Cash Flows for the three-month periods
                       ended December 31, 1997 and 1996                    5

                       Notes to Condensed Consolidated Financial
                       Statements - December 31, 1997                      6

     Item 2.           Management's Discussion and Analysis of             8
                       Financial Condition and Results of
                       Operations


PART II .              OTHER INFORMATION

     Item 6.           Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                                13

EXHIBIT INDEX                                                             14

                           PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets

                                                                                         December 31       September 30
                                                                                             1997               1997
                                                                                      ------------------ -------------------
                                                                                         (unaudited)
    ASSETS
    Current Assets
       Cash                                                                               $         600    $            600
       Accounts receivable, less allowance of $49,500 at each date                              901,167             833,467
       Inventories:
          Finished goods                                                                        450,051             566,212
          Raw materials and packaging                                                           514,256             531,358
       Prepaid expenses                                                                         152,995             156,466
    --------------------------------------------------------------------------------- ------------------ -------------------
                Total current assets                                                          2,019,069           2,088,103
    --------------------------------------------------------------------------------- ------------------ -------------------
    Property and Equipment                                                                    9,039,523           7,488,786
       Less accumulated depreciation                                                          2,474,659           2,371,131
    --------------------------------------------------------------------------------- ------------------ -------------------
                                                                                              6,564,864           5,117,655
    --------------------------------------------------------------------------------- ------------------ -------------------
    Other Assets
       Restricted cash                                                                          437,212           1,893,967
       Goodwill, less accumulated amortization of $75,774 and $72,564, respectively             437,598             440,808
       Covenants not-to-compete, less accumulated amortization of
          $42,935 and $40,772, respectively                                                      67,065              69,228
       Rental property held for resale, less accumulated depreciation of $45,953 and
         $38,728, respectively                                                                  901,329             906,422
       Other                                                                                    435,086             381,162
    --------------------------------------------------------------------------------- ------------------ -------------------
                                                                                              2,278,290           3,691,587
    ================================================================================= ================== ===================
                                                                                         $   10,862,223      $   10,897,345
    ================================================================================= ================== ===================
    LIABILITIES AND STOCKHOLDERS EQUITY
    Current Liabilities
       Note payable, bank                                                               $     1,213,396     $       834,209
       Current maturities of long-term debt                                                     703,785             700,388
       Accounts payable:
           Trade                                                                                692,436             861,120
           Construction                                                                         403,399             428,315
       Accrued expenses                                                                         363,423             536,033
    --------------------------------------------------------------------------------- ------------------ -------------------
                Total current liabilities                                                     3,376,439           3,360,065
    --------------------------------------------------------------------------------- ------------------ -------------------
    Long-term Debt, less current maturities                                                   3,996,523           4,051,212
    --------------------------------------------------------------------------------- ------------------ -------------------
    Stockholders Equity
       Preferred Stock, authorized 1,000,000 shares,
          no designated par value; none issued                                                     --                 --
       Common Stock, authorized 15,000,000 shares, $.01 par value; issued and
         outstanding 6,798,637 and 6,765,758 shares, respectively                                67,986              67,657
       Additional paid-in capital                                                             4,963,191           4,950,507
       Accumulated deficit                                                                   (1,541,916)         (1,532,096)
    --------------------------------------------------------------------------------- ------------------ -------------------
                                                                                              3,489,261           3,486,068
    ================================================================================= ================== ===================
                                                                                         $   10,862,223      $   10,897,345
    ================================================================================= ================== ===================

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                          For the three
                                                                          months ended
                                                                          December 31
                                                                       -----------------
                                                                     1997               1996
                                                                     ----               ----

Net sales                                                      $   3,812,157      $   3,111,222

Cost of sales                                                      2,763,502          2,191,121
------------------------------------------------------------------------------------------------

   Gross profit                                                    1,048,655            920,101

Selling, general, and administrative expenses                      1,004,075            757,285
------------------------------------------------------------------------------------------------

    Operating income                                                  44,580            162,816

Other income  net                                                     38,232             32,037

Interest expense                                                     (91,682)           (82,467)
------------------------------------------------------------------------------------------------

    Income (loss) before income tax                                   (8,870)           112,386

Provision for income tax                                                 950              1,250
------------------------------------------------------------------------------------------------

   Net income (loss)                                          $       (9,820)     $     111,136
================================================================================================

Net Income per common share
   Basic earnings per share                                   $          ---      $         .02
================================================================================================

   Weighted average number of common   shares
     outstanding                                                   6,784,390          6,679,766
================================================================================================

   Diluted earnings per share                                 $          ---      $         .01
================================================================================================

   Weighted average number of common
      and common equivalent shares                                       ---          8,415,250
================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                            For the three months
                                                                                             ended December 31
                                                                                           --------------------------
                                                                                               1997             1996
                                                                                               ----             ----
Cash Flows from Operating Activities
   Net income (loss)                                                                   $       (9,820)    $    111,136
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation                                                                         145,083          120,147
         Amortization                                                                          15,190           25,511
         Changes in assets and liabilities:
            Accounts receivable                                                               (67,700)         (78,524)
            Inventories                                                                       133,263         (137,464)
            Prepaid expenses                                                                    3,471          (26,739)
            Accounts payable and accrued expenses                                            (341,294)        (355,742)
-----------------------------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                                       (121,807)        (341,675)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Decrease in restricted cash                                                              1,456,755              ---
   Purchases of equipment                                                                  (1,660,560)        (167,811)
   Increase in deposits and other assets                                                      (10,484)           63,755
-----------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                       (214,289)        (104,056)
-----------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Net borrowings on line of credit                                                           379,187          611,105
   Long-term borrowings, net                                                                  (51,292)        (159,201)
   Issuance of Common Stock, net of costs                                                      13,013            2,450
   Deferred financing costs                                                                    (4,812)              ---
-----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                                    336,096          454,354
-----------------------------------------------------------------------------------------------------------------------
                 Net increase in cash                                                             ---            8,623
Cash Balance
   Beginning of period                                                                            600              600
=======================================================================================================================
   End of period                                                                        $         600    $        9,223
=======================================================================================================================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                                          $      87,519    $      81,992
      Income taxes                                                                              2,000            1,250
=======================================================================================================================

Supplemental Schedule of Noncash Investing Activities
   Facility improvements financed with accounts payable                                  $    403,399    $         ---
=======================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1997
                                   (unaudited)

NOTE 1.  GENERAL

     The unaudited condensed consolidated balance sheet at December 31, 1997, the condensed consolidated statements of operations for the three-month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 1997 and 1996, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading, and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1998.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1997 and 1996, contained in Form 10-KSB and Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.


NOTE 2.  FINANCING AGREEMENTS

     The Company has a line of credit with a bank, secured by all assets. Maximum borrowings under the credit agreement are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime plus 0.25 percent (8.75 percent at December 31, 1997). At December 31, 1997, the Line of Credit and additional revolving credit borrowings of $800,000 were fully utilized, and the Bank has extended temporary overadvances. The additional bank revolving credit borrowings of $800,000 were made available through January 1, 1998 to provide the Company with cash to install its new equipment in connection with its recent move to its new manufacturing facility. The term of the additional revolving credit borrowings was extended through March 1, 1998. The Company is to maintain certain minimum net worth and debt service coverage levels. In addition, a maximum debt to net worth ratio is specified, dividends and capital expenses are restricted, and compensation and new options and warrants are also limited.

     On July 1, 1997, the Minnesota Agricultural and Economic Development Board issued $1,950,000 in Series 1997D tax-exempt Bonds, the proceeds of which issue were loaned to the Company to finance new equipment. The underlying loan from the state is due in monthly installments which vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. The effective rate of interest to the Company is 5.79 percent per annum. At December 31, 1997, $1,893,750 is outstanding. The Company is to maintain net worth and debt service coverage levels, and a debt service reserve fund and a construction fund. The debt service reserve fund will remain until all loan obligations have been satisfied. The construction fund represents undisbursed loan proceeds that are available for approved improvement and equipment expenditures. These amounts have been reflected on the consolidated balance sheet as restricted cash as follows:

          Debt service reserve fund, U.S. government
             securities due within one year                     $   195,000
          Construction fund, money market funds                     242,211
                                                                    -------
                                                                $   437,211


NOTE 3.  INCOME TAX

     The provisions for income tax are based upon a minimum state tax. The availability of tax benefits from prior years offsets any regular taxes.


NOTE 4.  NET INCOME (LOSS) PER COMMON SHARE

     The Company has adopted "Statement of Financial Accounting Standards No. 128, Earnings per Share" (FAS 128) which became effective for this quarter's financial statements. FAS 128 requires the presentation of basic earnings per share (EPS) and diluted per share amounts. Basic EPS is the net income related to the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution assuming the issuance of Common Stock for stock options and warrants exercisable under the treasury stock method. Presentation of EPS of the prior period accordingly has been restated for comparative purposes.

     Basic EPS for the current three-month period is zero, and a computation of diluted EPS would be antidilutive. Diluted EPS of the prior period includes 1,735,484 weighted-average shares assumed issued for options and warrants.

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

Results of Operations

     The Company's net sales of $3,812,157 increased $700,935 (22.5%) for the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. This increase resulted primarily from sales to new customers in the food service industry and sales to the Company's primary retail distributors, Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc.

     Gross profit, as a percentage of net sales, for the three months ended December 31, 1997, was 27.5% compared to 29.6% for the three months ended December 31, 1996. The lower percentage for the most recent period reflects additional manufacturing costs associated with maintaining two operating locations during the quarter. The relocation of all operations and installation of new equipment was substantially completed by the end of the quarter.

     Selling, general and administrative expenses increased $246,790 or 33% in the three months ended December 31, 1997, as compared to the same period in 1996. This increase is the result of the net sales increase for the period and reflects some additional expense incurred in advertising and promoting the Company's new line of Cruz flavored tortillas in the retail market. Interest expense increased $9,215 for the three-month period ended December 31, 1997 compared to the three months ended December 31, 1996 due primarily to higher levels of bank borrowings. The Company was required to draw on its lines of credit in order to finance the costs of installing new manufacturing equipment in its new manufacturing facility in New Brighton, Minnesota.

     Net loss for the three months ended December 31, 1997 was $9,820, compared to net income of $111,136 for the same period in 1996.

Liquidity and Capital Resources

     The Company financed its current activities primarily through short-term borrowings and cash generated from its operations.

     Cash used in operating activities during the three months ended December 31, 1997 was $121,807 consisting principally of the net loss of $9,820, an increase in accounts receivable of $67,700 and a decrease in accounts payable and accrued expenses of $341,294. This was offset by a decrease in inventories of $133,263 and depreciation and amortization of $160,273. Cash used in investing activities was $214,289, primarily the result of the purchase and installation of new equipment in the Company's new manufacturing facility. Cash provided by financing activities was $336,096 due mainly to a net increase in short-term borrowings under the Company's Line of Credit.

     At December 31, 1997, the Company's bank Line of Credit and additional revolving credit borrowings of $800,000 were fully utilized, and the Bank has extended temporary overadvances. The additional bank revolving credit borrowings of $800,000 were made available through January 1, 1998 to provide the Company with cash to install its new equipment in connection with its recent move to its new manufacturing facility. The term of the additional revolving credit borrowings was extended through March 1, 1998. The Company and the Bank are in negotiations to increase the $800,000 borrowings and convert these borrowings into a five-year term loan. The amount available under this Line of Credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. All borrowings under the Bank's Credit Agreement are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future; however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any such violations.

     At December 31, 1997, the Company had cash of $600 and negative working capital of $1,357,370. The Company is currently seeking additional debt or equity financing to increase working capital and eliminate some of its high yield debt. There is no assurance that the Company will be able to obtain financing of any kind on acceptable terms. Without additional financing, the Company's ability to fund its working capital requirements in fiscal 1998 will depend primarily on its success in meeting its projected financial goals in fiscal 1998.

     The Company believes that its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1998, assuming the following: (i) the Company's fiscal 1998 sales exceed fiscal 1997 sales; (ii) there are no significant unplanned increases in expenses in fiscal 1998; and (iii) the Company is able to keep its bank credit facilities operative.

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

Outlook

     The Company's plan in fiscal 1998 is to continue to take advantage of strong industry growth patterns. The Company plans to utilize its new equipment, with improved production capacity, to increase sales and improve profitability by focusing on new markets and product brand positioning of tortillas and tortilla chips in the retail and food service markets. Management believes that its major computer applications which are critical to the Company's operations are either Year 2000 compliant or require nonmaterial resources to make them Year 2000 compliant.

     In December, 1997, the Company received notice from one of its sauce customers that the customer will discontinue using the Company as the customer's manufacturer of barbecue sauce effective July 1, 1998. Sales of the customer's barbecue sauce represented approximately 9%, 8% and 7% of the Company's net sales for fiscal years ended September 30, 1995, 1996, and 1997 respectively and 6% of net sales for the three-month period ended December 31, 1997. The Company anticipated that sales of the customer's barbecue sauce would have represented less that 5% of the Company's net sales for the fiscal year ending September 30, 1998. The Company believes that the loss of this customer will not have a material adverse effect on the Company's net sales for the fiscal year ending September 30, 1998, but net sales from the production of barbecue sauces, salsas and other products are expected to decrease substantially unless the Company replaces the customer's production capacity with one or more new customers. There is no assurance that the Company will be successful in entering into new sauce manufacturing agreements with any new customers.

     The foregoing statements contained in this Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations, including those relating to the Company's (i) ability to meet its covenant requirements under its Credit Agreement and (ii) operating requirements through fiscal 1998 contained in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements that involve a number of risks and uncertainties. Some additional factors that could cause actual results to differ materially include but are not limited to seasonality of its sales and raw materials cost fluctuations, which are discussed above, and the following:

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

     Sufficiency of Working Capital. At December 31, 1997, the Company had negative working capital of $1,357,370. At December 31, 1997, the full amount had been drawn under the Company's Line of Credit, and the Bank had extended temporary overadvances. The amount available fluctuates daily based upon the Company's eligible accounts receivable and inventory. Without additional debt or equity capital, the Company's ability to fund its working capital requirements in fiscal 1998 will be almost entirely dependent on generating sales which exceed the Company's fiscal 1997 sales and keeping its bank credit facilities operative. In addition, any unforeseen expense of a material nature would materially and adversely affect the Company's ability to fund ongoing operations.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     10.41 Amendment to Consultant Agreement dated December 30, 1997 between the Registrant and Catalina Specialty Foods, Inc.

     11         Computation of Earnings Per Common Share.

     27         Financial Data Schedule (filed only in electronic format).


(b)  Reports on Form 8-K

     A report on Form 8-K was not filed during the quarter ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     SPARTA FOODS, INC.
                                     (Registrant)

Dated:  February 10, 1998             By:/s/ Joel P. Bachul
                                        Joel P. Bachul,
                                        President and Chief Executive Officer


Dated:  February 10, 1998             By:/s/ A. Merrill Ayers
                                        A. Merrill Ayers
                                        Treasurer, Secretary and
                                        Chief Financial Officer