Form 10QSB
period 1998-03-31
SPARTA FOODS INC
filed 1998-04-24
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           X
  -------------------    Quarterly Report under Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934.

          For the quarterly period ended March 31, 1998.

_______   Transition Report under Section 13 or 15 (d) of the Exchange Act.

For the transition period from  ___________________ to ________________________.

                        Commission File Number 000-19318

__________________________SPARTA  FOODS, INC,__________________________
        (exact name of small business issuer as specified in its charter)

_____________Minnesota_______________       ____________41-1618240___________
  (state or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                  1565 First Avenue NW, New Brighton, MN 55112
                    (Address of principal executive offices)

                        _________(612) 697-5500_________
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes ____X____             No _______

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

               6,798,637 shares of Common Stock at April 23, 1998.

Transitional Small Business Disclosure Format:  Yes  _____        No ___X___

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS
                                                                            PAGE
PART I    FINANCIAL INFORMATION

          Item 1    Financial Statements                                       3

                    Condensed  Consolidated Balance Sheets at March 31,
                    1998 and September 30, 1997                                3

                    Condensed Consolidated Statements of Operations for
                    the three-month periods and the six-month periods
                    ended March 31, 1998 and 1997                              4

                    Condensed Consolidated Statements of Cash Flows for
                    the six-month periods ended March 31, 1998 and 1997        5

                    Notes to Condensed Consolidated Financial Statements -
                    March 31, 1998                                             6

          Item 2    Management's Discussion and Analysis or                    8
                    Plan of Operation



PART II.  OTHER INFORMATION

          Item 6    Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

                          PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets
                                              March 31            September 30
                                                1998                  1997
                                       --------------------  -------------------
                                            (unaudited)
ASSETS
Current Assets
   Cash                                   $949,884              $      600
   Accounts receivable, less allowance of
     $29,500 and $49,500, respectively     769,461                 833,467
   Inventories:
      Finished goods                       406,403                 566,212
      Raw materials and packaging          552,452                 531,358
   Prepaid expenses                        220,211                 156,466
----------------------------------------------------- -----------------------
            Total current assets         2,898,411               2,088,103
----------------------------------------------------- -----------------------
Property and Equipment                   9,129,134               7,488,786
   Less accumulated depreciation         2,566,877               2,371,131
----------------------------------------------------- -----------------------
                                         6,562,257               5,117,655
----------------------------------------------------- -----------------------
Other Assets
   Restricted cash                         299,900               1,893,967
   Goodwill, less accumulated amortization
     of $78,984 and $72,564, respectively  434,389                 440,808
   Covenants not-to-compete, less
     accumulated amortization of $45,098
     and $40,772, respectively              64,902                  69,228
   Rental property held for resale, less
     accumulated depreciation of $51,914
     and $38,728, respectively             901,369                 906,422
   Other                                   429,674                 381,162
------------------------------------------------------------- ---------------
                                         2,130,234               3,691,587
============================================================= ===============
                                       $11,590,902             $10,897,345
============================================================= ===============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Note payable, bank                  $         -             $   834,209
   Current maturities of long-term debt    729,907                 700,388
   Accounts payable:
       Trade                               547,959                 861,120
       Construction                         29,925                 428,315
   Accrued expenses                        304,091                 536,033
------------------------------------------------------- ---------------------
            Total current liabilities    1,611,882               3,360,065
------------------------------------------------------- ---------------------
Long-term Debt, less current maturities  4,203,924               4,051,212
-----------------------------------------------------------------------------
Stockholders Equity
   Convertible Preferred Stock,
     5% cumulative, $1000 par value;
     non participating; authorized
     1,000,000 shares; issued and
     outstanding 2,500 and 0 shares,
     respectively                        2,500,000                       -
   Common Stock, $.01 par value;
     authorized 15,000,000 shares;
     issued and outstanding 6,798,637
     and 6,765,758 shares, respectively     67,986                  67,657
   Additional paid-in capital            4,817,382               4,950,507
   Accumulated deficit                  (1,610,272)             (1,532,096)
------------------------------------------------------------------------------
                                          5,775,096               3,486,068
==============================================================================
                                        $11,590,902             $10,897,345
==============================================================================
See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                     For the three months                      For the six months
                                                             ended                                    ended
                                                           March 31                                 March 31
                                              ------------------------------------     ------------------------------------
                                                    1998               1997                 1998               1997
--------------------------------------------- ------------------ -----------------     ---------------- -------------------

Net sales                                      $   3,265,503      $   3,193,399       $   7,077,660      $   6,304,621

Cost of sales                                      2,453,627          2,278,650           5,217,129          4,469,771
--------------------------------------------- ------------------- ------------------ ------------------- ------------------

   Gross profit                                      811,876            914,749           1,860,531          1,834,850

Selling, general, and administrative expenses        807,362            781,150           1,811,437          1,538,435
--------------------------------------------- ------------------- ------------------ ------------------- ------------------

    Operating income                                   4,514            133,599              49,094            296,415

Other income  net                                     37,760             21,098              75,992             53,135

Interest expense                                    (110,580)           (81,161)           (202,262)          (165,628)
--------------------------------------------- ------------------- ------------------ ------------------- ------------------

    Income (Loss) before income tax                  (68,306)             71,536            (77,176)           183,922

Provision for income tax                                  50               1,250               1,000             2,500
--------------------------------------------- ------------------- ------------------ ------------------- ------------------

   Net Income (Loss)                             $   (68,356)      $      70,286     $      (78,176)     $      181,422
============================================= =================== ================== =================== ==================

Net Income (Loss) per common share
   Basic Earnings (Loss) per share               $      (.01)     $          .01   $           (.01)     $          .03
============================================= =================== ================== =================== ==================

   Weighted average number of common shares
     outstanding                                   6,798,637           6,685,049           6,791,435          6,682,379
============================================= =================== ================== =================== ==================

   Diluted earnings per share                    $         -       $         .01         $          -     $         .02
============================================= =================== ================== =================== ==================

   Weighted average number of common
      and common equivalent shares                          -          8,209,339                    -         8,324,004
============================================= =================== ================== =================== ==================

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                     For the six months
                                                                                       ended March 31
                                                                                    1998             1997

Cash Flows from Operating Activities
  Net income (loss)                                                              $   (78,176)   $   181,422
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and Amortization                                               302,475        282,068
         (Gain) Loss on Sale of Equipment                                               (512)        15,940
         Changes in assets and liabilities:
            Accounts receivable                                                       64,006       (100,919)
            Inventories                                                              138,715        (57,071)
            Prepaid expenses                                                         (63,745)      (103,971)
            Accounts payable and accrued expenses                                   (943,493)      (209,115)
------------------------------------------------------------------------------    -----------    -----------
                 Net cash provided by (used in)
                    operating activities                                            (580,730)         8,354
------------------------------------------------------------------------------    -----------    -----------
Cash Flows from Investing Activities
   Decrease in restricted cash                                                     1,594,067           --
   Purchases of equipment                                                         (1,734,309)      (289,524)
   Proceeds from the sale of equipment                                                11,675        205,030
   Increase in deposits and other assets                                             (51,833)          --
------------------------------------------------------------------------------    -----------    -----------
                 Net cash used in investing activities                              (180,400)       (84,494)
------------------------------------------------------------------------------    -----------    -----------

Cash Flows from Financing Activities
   Net borrowings (payments) on line of credit                                      (834,209)       516,530
   Long-term (repayments) borrowings, net                                            182,231       (339,258)
   Issuance of Common Stock, net of costs                                             10,763          2,450
   Issuance of Preferred Stock, net of costs                                       2,356,441           --
   Deferred financing costs                                                           (4,812)          --
------------------------------------------------------------------------------    -----------    -----------
                 Net cash provided by financing activities                         1,710,414        179,722
------------------------------------------------------------------------------    -----------    -----------
                 Net increase in cash                                                949,284        103,582
Cash Balance
   Beginning of period                                                                   600            600
==============================================================================    ===========    ===========
   End of period                                                                 $   949,884    $   104,182
==============================================================================    ===========    ===========

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                                   $   208,280    $   166,124
      Income taxes                                                                     4,500          2,500
==============================================================================    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

NOTE 1.  GENERAL

     The unaudited condensed consolidated balance sheet at March 31, 1998, the condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1998 and 1997, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1998.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1997 and 1996, contained in Form 10-KSB and Management's Discussion and Analysis or Plan of Operation contained herein.


NOTE 2.  FINANCING AGREEMENTS

     The Company has a line of credit (the "Line of Credit") and term loan (the "Term Loan") with a bank, secured by certain assets. Maximum borrowings under the Line of Credit are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime plus 0.25 percent (8.75 percent at March 31, 1998). On March 12, 1998, the Term Loan was amended and increased by $1,000,000 to eliminate a temporary revolving credit line. The Company is to maintain certain minimum net worth and debt service coverage levels. In addition, a maximum debt to net worth ratio is specified, dividends and capital expenses are restricted, and compensation and new options and warrants are also limited.

     On July 1, 1997, the Minnesota Agricultural and Economic Development Board issued $1,950,000 in Series 1997D tax-exempt Bonds, the proceeds were loaned to the Company to finance new equipment. The underlying loan from the state is due in monthly installments which vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. The effective rate of interest to the Company is
     5.79 percent per annum. At March 31, 1998, $1,860,000 is outstanding. The Company is to maintain net worth and debt service coverage levels, and a debt service reserve fund and a construction fund. The debt service reserve fund will remain until all loan obligations have been satisfied. The construction fund represents undisbursed loan proceeds that are available for approved improvement and equipment expenditures. These amounts have been reflected on the consolidated balance sheet as restricted cash.


NOTE 3.  INCOME TAX

     The provisions for income tax are based upon a minimum state tax. The availability of tax benefits from prior years offsets any regular taxes.

NOTE 4.  CONVERTIBLE PREFERRED STOCK

     On February 24, 1998, the Company issued 2,500 shares of Preferred Stock, Series 1998. The shares are convertible at any time at the rate of 606.06 shares of Common Stock for each share of Preferred Stock. The holders of the Preferred Stock are entitled to receive, if declared by the Company's Board of Directors, cash dividends at the rate of 5% annually or, at the option of the Company, dividends of shares of additional Preferred Stock at the rate of 7.5% annually. Dividends are fully cumulative and payable semi-annually on January 1st and July 1st.

NOTE 5.  NET INCOME (LOSS) PER COMMON SHARE

     The Company has adopted "Statement of Financial Accounting Standards No. 128, Earnings per Share" (FAS 128). FAS 128 requires the presentation of basic earnings per share (EPS) and diluted per share amounts. Basic EPS is the Net Income (Loss) related to the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution assuming the issuance of Common Stock for stock options and warrants exercisable under the treasury stock method. Presentation of EPS of prior periods have been restated for comparative purposes.

     A computation of diluted EPS for the current three-month and six-month periods would be antidilutive. Diluted EPS for the three-month and six-month periods ended March 31, 1997 included 1,524,290 and 1,641,625, respectively, weighed-average shares assumed issued for options and warrants.

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

Results of Operations

     The Company's net sales of $7,077,660 increased $773,039 (12.3%) for the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. Net sales of $3,265,503 increased $72,104 (2.3%) for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. These increases primarily resulted from sales to new customers in the food service industry and sales to the Company's primary retail distributors, Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc.

     Gross profit, as a percentage of net sales, for the six months ended March 31, 1998, was 26.3% compared to 29.1% for the six months ended March 31, 1997. Gross profit, as a percentage of net sales, for the three months ended March 31, 1998, was 24.9% compared to 28.6% for the three months ended March 31, 1997. The lower percentages reflect additional manufacturing costs associated with maintaining two operating locations during the first quarter and lower operating efficiencies during the second quarter resulting from the installation and operation of new tortilla manufacturing equipment.

     Selling, general and administrative expenses increased $273,002 or 18% in the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. These expenses increased $26,212 or 3% in the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. This increase is the result of the net sales increase for the period and reflects some additional expense incurred, primarily in the first quarter, in advertising and promoting the Company's new line of Cruz flavored tortillas in the retail market. Interest expense increased $36,634 for the six months ended March 31, 1998 compared to the six months ended March 31, 1997. Interest expense increased $29,419 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Both are due primarily to higher levels of bank borrowings to finance the costs of installing new manufacturing equipment and utilization of proceeds from debt financing through the Minnesota Department of Trade and Economic Development to purchase new manufacturing equipment.

     Net Loss for the six-months ended March 31, 1998 was $78,176 compared to Net Income of $181,422 for the same period in 1997. Net Loss for the three-months ended March 31, 1998 was $68,356 compared to Net Income of $70,286 for the same period in 1997.

Liquidity and Capital Resources

     The Company financed its current activities primarily through short-term borrowings, cash generated from its operations and the issuance of convertible preferred stock..

     Cash used in operating activities during the six months ended March 31, 1998 was $580,730 consisting principally of the net loss of $78,176 and a decrease in accounts payable and accrued expenses of $943,493. This was offset by a decrease in inventories of $138,715 and depreciation and amortization of $302,475. Cash used in investing activities was $180,400, primarily the result of the purchase and installation of new equipment in the Company's new manufacturing facility offset by the reduction of restricted cash associated with the Minnesota Department of Trade and Economic Development term credit facility. Cash provided by financing activities was $1,710,414 due mainly to the issuance of preferred stock offset by repayment of short-term borrowings under the Company's Line of Credit.

     On February 24, 1998 the Company completed a private placement of 2,500 shares for $2,500,000 of convertible preferred stock with Harvest States Cooperatives, St. Paul, Minnesota. The shares are convertible at the rate of 606.06 share of Common Stock for each share of Preferred Stock. Proceeds were used to reduce bank debt and for working capital purposes.

     On March 12, 1998 the Company's credit agreement with its bank was amended to convert revolving credit borrowings and temporary overadvances into a new term loan and combine the new term loan with the existing term loan (together the "Bank Term Loan"). At March 31, 1998 $2,317,640 was outstanding under the Bank Term Loan. In addition, the bank extends a Line of Credit to the Company which was not utilized at March 31, 1998. The Company estimates that $960,000 was available under the Line of Credit. The amount available under the Line of Credit fluctuates daily based upon the Company's eligible accounts receivable and inventory. The Line of Credit and Bank Term Loan are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future; however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any such violations.

     At March 31, 1998, the Company had cash of $949,884 and working capital of $1,286,529. The Company believes that its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1998

Seasonality

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

     The foregoing statements contained in this Outlook section of Management's Discussion and Analysis or Plan of Operation, including those relating to the Company's (i) ability to meet its covenant requirements under its bank credit facilities and (ii) operating requirements through fiscal 1998 contained in Management's Discussion and Analysis or Plan of Operation are forward looking statements that involve a number of risks and uncertainties. Some additional factors that could cause actual results to differ materially include but are not limited to seasonality of its sales and raw materials cost fluctuations, which are discussed above, and the following:

     Reliance on Principal Customers. During 1997, sales to Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Catalina Specialty Foods, Inc. accounted for approximately 23% and 12%, respectively, of the Company's sales and management expects Crystal Farms to account for a greater percentage of the Company's sales in the future. Crystal Farms is the Company's largest single distributor of its retail products and has a significant impact on the Company's growth in the retail market. Although the Company and Crystal Farms operate under a distribution agreement, the loss of Crystal Farms as a customer would have a material and adverse effect on the Company's sales and profitability and future growth.

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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


         10.43 Sixth Amendment to the Credit and Security Agreement dated March 12, 1998 between the Company and Norwest Bank Minnesota, National Association.

         11       Computation of Earnings (Loss) Per Common Share.

         27       Financial Data Schedule (filed only in electronic format).


(b)      Reports on Form 8-K

         Form 8-K filed on February 24, 1998 regarding the issuance of 2,500 shares of Preferred Stock, Series 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           SPARTA FOODS, INC.
                                           (Registrant)

Dated:            April 23, 1998           By: /s/ Joel P. Bachul
                                           Joel P. Bachul,
                                           President and Chief Executive Officer


Dated:            April 23, 1998           By: /s/ A. Merrill Ayers
                                           A. Merrill Ayers
                                           Treasurer, Secretary and
                                           Chief Financial Officer