Form 10-Q
period 1998-06-30
SPARTA FOODS INC
filed 1998-08-03
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

          For the quarterly period ended June 30, 1998.

          Transition Report under Section 13 or 15 (d) of the Exchange Act.

For the transition period from     ________________ to ________________________.

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

                        _________(651) 697-5500_________
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes      X               No _______

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                         7,037,172 of Common Stock at July 28, 1998.

Transitional Small Business Disclosure Format:  Yes  _____        No     X

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements                                        3

                   Condensed Consolidated Balance Sheets
                   at June 30, 1998 and September 30, 1997                     3

                   Condensed Consolidated Statements of
                   Operations for the three-month periods
                   and the nine-month periods ended
                   June 30, 1998 and 1997                                      4

                   Condensed Consolidated Statements of
                   Cash Flows for the nine-month periods
                   ended June 30, 1998 and 1997                                5

                   Notes to Condensed Consolidated Financial
                   Statements - June 30, 1998                                  6

         Item 2.   Management's Discussion and Analysis or                     8
                   Plan of Operation



PART II. OTHER INFORMATION

         Item 2.           Changes in Securities                              12

         Item 6.           Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                                    13

EXHIBIT INDEX                                                                 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets

                                                                                           June 30               September 30
                                                                                             1998                    1997
                                                                                    ----------------------- -----------------
                                                                                          (unaudited)
ASSETS
Current Assets
   Cash                                                                               $      676,700         $           600
   Accounts receivable, less allowance of $29,500 and $49,500, respectively                  953,777                 833,467
   Inventories:
      Finished goods                                                                         476,114                 566,212
      Raw materials and packaging                                                            493,442                 531,358
   Prepaid expenses                                                                          230,215                 156,466
-----------------------------------------------------------------------------------------------------------------------------
            Total current assets                                                           2,830,248               2,088,103
-----------------------------------------------------------------------------------------------------------------------------
Property and Equipment                                                                     9,180,275               7,488,786
   Less accumulated depreciation                                                           2,700,746               2,371,131
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           6,479,529               5,117,655
-----------------------------------------------------------------------------------------------------------------------------
Other Assets
   Restricted cash                                                                           291,262               1,893,967
   Goodwill, less accumulated amortization of $82,194 and $72,564, respectively
                                                                                             431,179                 440,808
   Covenants not-to-compete, less accumulated amortization of
      $47,261 and $40,772, respectively                                                       62,739                  69,228
   Rental property held for resale                                                                -                  906,422
   Other                                                                                     352,729                 381,162
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           1,137,909               3,691,587
=============================================================================================================================
                                                                                      $   10,447,686         $    10,897,345
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Note payable, bank                                                                 $           -          $       834,209
   Current maturities of long-term debt                                                      356,387                 700,388
   Accounts payable:
       Trade                                                                                 581,520                 861,120
       Construction                                                                           29,925                 428,315
   Accrued expenses                                                                          403,488                 536,033
-----------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                      1,371,320               3,360,065
-----------------------------------------------------------------------------------------------------------------------------
Long-term Debt, less current maturities                                                    2,801,821               4,051,212
-----------------------------------------------------------------------------------------------------------------------------
Stockholders Equity
   Convertible   Preferred   Stock,   5%  cumulative,   $1000  par  value;   non
      participating; authorized 1,000,000 shares; issued and
      outstanding 2,500 and 0 shares, respectively                                         2,500,000                       -
   Common Stock, $.01 par value; authorized 15,000,000 shares; issued and
     outstanding 7,035,922 and 6,765,758 shares, respectively                                 70,359                  67,657
   Additional paid-in capital                                                              4,978,730               4,950,507
   Accumulated deficit                                                                   (1,274,544)             (1,532,096)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           6,274,545               3,486,068
=============================================================================================================================
                                                                                  $       10,447,686         $    10,897,345
=============================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                             For the three months                      For the nine months
                                                                     ended                                    ended
                                                                    June 30                                  June 30
                                                      ------------------------------------     ------------------------------------
                                                            1998               1997                 1998               1997
----------------------------------------------------- ------------------ -----------------     ---------------- -------------------

Net sales                                               $    3,969,986     $   3,810,107         $  11,047,646      $  10,114,728

Cost of sales                                                2,703,381         2,558,433             7,920,510          7,028,204
----------------------------------------------------- ------------------- ------------------ ------------------- ------------------

   Gross profit                                              1,266,605         1,251,674             3,127,136          3,086,524

Selling, general, and administrative expenses                  892,002           791,552             2,703,439          2,329,987
----------------------------------------------------- ------------------- ------------------ ------------------- ------------------

    Operating income                                           374,603           460,122               423,697            756,537

Other income  net                                               41,582            35,086               117,574             88,221

Interest expense                                               (77,957)         (74,502)             (280,219)          (240,130)
----------------------------------------------------- ------------------- ------------------ ------------------- ------------------

    Income before income tax                                   338,228           420,706               261,052            604,628

Provision for income tax                                         2,500            13,587                 3,500             16,087
----------------------------------------------------- ------------------- ------------------ ------------------- ------------------

   Net Income                                           $     335,728      $     407,119         $     257,552      $      588,541
===================================================== =================== ================== =================== ==================

Net Income per common share
   Basic Earnings per share                             $         .04      $         .06         $         .03      $          .09
===================================================== =================== ================== =================== ==================

   Weighted average number of common   shares
     outstanding                                            6,908,152          6,685,049             6,830,341           6,683,269
===================================================== =================== ================== =================== ==================

   Diluted earnings per share                           $         .03      $         .05         $         .02      $          .07
===================================================== =================== ================== =================== ==================

   Weighted average number of common
      and common equivalent shares                         10,650,892          8,253,102            9,215,017           8,289,050
===================================================== =================== ================== =================== ==================

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                              For the nine months
                                                                                                ended June 30
                                                                                            1998             1997
Cash Flows from Operating Activities
   Net income                                                                             $    257,552     $   588,541
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and Amortization                                                         527,080         421,152
         (Gain) Loss on sale of equipment and rental property                                  (6,625)          15,940
         Changes in assets and liabilities:
            Accounts receivable                                                              (120,310)       (209,944)
            Inventories                                                                        128,014       (231,607)
            Prepaid expenses                                                                  (73,749)       (147,282)
            Accounts payable and accrued expenses                                            (810,535)         124,318
------------------------------------------------------------------------------ ------- ---------------- ---------------
                 Net cash provided by (used in) operating activities                          (98,573)         561,118
------------------------------------------------------------------------------ ------- ---------------- ---------------
Cash Flows from Investing Activities
   Decrease in restricted cash                                                               1,602,705            -
   Purchases of equipment                                                                  (1,880,972)       (472,696)
   Net Proceeds from the sale of equipment and rental property                                 997,095         205,030
   Increase in deposits and other assets                                                      (42,667)       (302,107)
------------------------------------------------------------------------------ ------- ---------------- ---------------
                 Net cash provided by (used in) investing activities                           676,161       (569,773)
------------------------------------------------------------------------------ ------- ---------------- ---------------

Cash Flows from Financing Activities
   Net borrowings (payments) on line of credit                                               (834,209)         496,363
   Repayment of Long-Term Debt, net                                                        (1,593,392)       (460,191)
   Issuance of Common Stock, net of costs                                                      174,484           2,450
   Issuance of Preferred Stock, net of costs                                                 2,356,441              -
   Deferred financing costs                                                                    (4,812)              -
------------------------------------------------------------------------------ ------- ---------------- ---------------
                 Net cash provided by financing activities                                      98,512          38,622
------------------------------------------------------------------------------ ------- ---------------- ---------------
                 Net increase in cash                                                          676,100          29,967
Cash Balance
   Beginning of period                                                                             600             600
============================================================================== ======= ================ ===============
   End of period                                                                            $  676,700      $   30,567
============================================================================== ======= ================ ===============

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                                             $   306,395     $   242,569
      Income taxes                                                                               5,750           3,750
============================================================================== ======= ================ ===============

See Notes to Condensed Consolidated Financial Statements.

                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (unaudited)

NOTE 1.  GENERAL

     The unaudited condensed consolidated balance sheet at June 30, 1998, the condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1998 and 1997, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1998.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1997 and 1996, contained in Form 10-KSB and Management's Discussion and Analysis or Plan of Operation contained herein.


NOTE 2.  FINANCING AGREEMENTS

     The Company has a line of credit (the "Line of Credit") and term loan (the "Term Loan") with a bank, secured by certain assets. Maximum borrowings under the Line of Credit are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime (8.5 percent at June 30, 1998). The Company is to maintain certain minimum net worth and debt service coverage levels. In addition, a maximum debt to net worth ratio is specified.

     The Company has a loan acquired through the State of Minnesota related to a revenue bond issuance. The loan is due in monthly installments which vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. At June 30, 1998, $1,826,250 is outstanding. The Company is to maintain certain net worth and debt service coverage levels. In addition a debt service reserve fund and a construction fund have been established. The debt service reserve fund will remain until all loan obligations have been satisfied. The construction fund represents undisbursed loan proceeds that are available for approved equipment expenditures. These fund amounts have been reflected on the consolidated balance sheet as restricted cash.



NOTE 3.  INCOME TAX

     The provisions for income tax are based upon a minimum state tax. The availability of tax benefits from prior years offsets any regular taxes.

NOTE 4.  CONVERTIBLE PREFERRED STOCK

     On February 24, 1998, the Company issued 2,500 shares of Preferred Stock, Series 1998. The shares are convertible at any time at the rate of 606.06 shares of Common Stock for each share of Preferred Stock. The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cash dividends at the rate of 5% annually or, at the option of the Company, dividends of shares of additional Preferred Stock at the rate of 7.5% annually. Dividends are fully cumulative, accumulate without interest from the date the Preferred Stock was originally issued, and, if declared by the Board of Directors, are payable, semi-annually on January 1st and July 1st. At June 30, 1998, cumulative and undeclared cash dividends totaled $43,750.


NOTE 5.  NET INCOME  PER COMMON SHARE

     The Company has adopted "Statement of Financial Accounting Standards No. 128, Earnings per Share" (FAS 128). FAS 128 requires the presentation of basic earnings per share (EPS) and diluted earnings per share amounts. Basic EPS is the Net Income related to the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution assuming the issuance of Common Stock for stock options, warrants, and convertible preferred stock exercisable under the treasury stock method. Presentation of EPS of prior periods has been restated for comparative purposes.

     Diluted EPS for the three-month periods ended June 30, 1998 and 1997 include 2,227,589 and 1,568,053, respectively, and for the nine-month periods ended June 30, 1998 and 1997 include 2,384,676 and 1,605,781, respectively, weighted-average shares assumed issued for options and warrants. In addition, for the three-month period ended June 30, 1998, diluted EPS includes 1,515,151 shares assumed issued for convertible preferred stock. For the nine-month period ended June 30, 1998, the conversion of preferred stock has not been assumed due to an antidilutive impact.

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

Results of Operations

     The Company's net sales of $11,047,646 increased $932,918 (9%) for the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. Net sales of $3,969,986 increased $159,879 (4%) for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. These increases primarily resulted from sales to new customers in the food service industry and sales to the Company's primary retail distributors, Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc.

     Gross profit, as a percentage of net sales, for the nine months ended June 30, 1998, was 28.3% compared to 30.5% for the nine months ended June 30, 1997. Gross profit, as a percentage of net sales, for the three months ended June 30, 1998, was 31.9% compared to 32.9% for the three months ended June 30, 1997. The lower percentages reflect additional manufacturing costs associated with maintaining two operating locations during the first quarter and lower operating efficiencies during the second and third quarters resulting from the installation and operation of new tortilla manufacturing equipment.

     Selling, general and administrative expenses of $2,703,439 increased $373,452 or 16% in the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997. These expenses increased $100,450 or 13% in the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. These increases are the result of the net sales increase and reflect some additional expense incurred in advertising and promoting the Company's line of Cruz products in the retail market.

     Interest expense of $280,219 increased $40,089 for the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997 and $3,455 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. For the nine months ended June 30, 1998, the increase is due primarily to higher levels of bank borrowings during the first and second quarters to finance the costs of installing new manufacturing equipment and utilization of proceeds from debt financing through the State of Minnesota to purchase new manufacturing equipment. For the three months ended June 30, 1998, interest expense returned to a level experienced prior to the installation of the new manufacturing equipment. This is primarily due to the repayment of a portion of long-term debt (approximately $1,600,000) using proceeds from the sale of rental property and from the issuance of preferred stock, offset by the continuing interest expense associated with the State of Minnesota debt financing.


Liquidity and Capital Resources

     The Company financed its current activities primarily through short-term borrowings, cash generated from its operations, and the issuance of convertible preferred stock.

     Cash used in operating activities during the nine months ended June 30, 1998 was $98,573 consisting principally of a decrease in accounts payable and accrued expenses of $810,535 offset by a decrease in inventories of $128,014, depreciation and amortization of $527,080, and net income of $257,552. Cash provided by investing activities was $676,161 consisting principally of the utilization of restricted cash associated with the State of Minnesota revenue bond loan agreement, and the proceeds from the sale of equipment and rental property offset by the purchase of equipment in the Company's new manufacturing facility. Cash provided by financing activities was $98,512 due mainly to the issuance of preferred and common stock offset by the repayment of short-term and long-term borrowings.

     On February 24, 1998, the Company completed a private placement of 2,500 shares of preferred stock to Harvest States Cooperatives, St. Paul, Minnesota for $2,500,000. The preferred stock is convertible at the rate of
     606.06 shares of Common Stock for each share of preferred stock. Proceeds from the sale of preferred stock were used to reduce bank debt and for working capital purposes.

     On May 12, 1998, the Company completed the sale of its rental property in Lakeville, Minnesota. Proceeds were used to reduce long-term debt, and the sale resulted in a capital gain of approximately $7,000.

     On June 24, 1998, the Company entered into a new credit agreement with its bank. Proceeds from the new agreement were used to satisfy an outstanding balance from a previous credit agreement with the same bank. The new credit agreement consists of a Line of Credit up to a maximum limit of $1,200,000 and a Term Loan. At June 30, 1998 $1,293,535 was outstanding under the new Term Loan and the Line of Credit was not utilized. The Line of Credit and Term Loan are subject to various financial covenants, the violation of which could result in termination of the loan agreements which would require the Company to repay the loans in full. It is management's opinion that the Company will be able to meet the requirements of these covenants in the future; however, there is no assurance that the Company will not violate the financial covenants in the future or that the bank would waive any such violations.

     At June 30, 1998, the Company had cash of $676,700 and working capital of $1,458,928. The Company believes that its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1998.


Seasonality

     The Company has historically had higher sales in its third and fourth fiscal quarters which end June 30, and September 30, respectively, than in its first and second quarters. Management believes that this is a result of seasonal consumption patterns with respect to the Company's food products, such as consumption of higher volumes of tortillas, tortilla chips, salsa and barbecue sauces, during the summer months. This seasonality may cause quarterly results of operations to fluctuate.


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

     Reliance on Principal Customers. During 1997, sales to Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Catalina Specialty Foods, Inc. accounted for approximately 23% and 12%, respectively, of the Company's sales, and management expects Crystal Farms to account for a greater percentage of the Company's sales in the future. Crystal Farms is the Company's largest single distributor of its retail products and has a significant impact on the Company's growth in the retail market. Although the Company and Crystal Farms operate under a distribution agreement, the loss of Crystal Farms as a customer would have a material and adverse effect on the Company's sales and profitability and future growth.

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

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

During the quarter ended June 30, 1998, the Company sold shares of its Common Stock without registration under the Securities Act of 1933, as follows:

                                                                      Total
                Number                                           Purchase Price         Exemption
   Date        of Shares               Purchaser                                      Relied Upon

5/5/98           2,975      Issued upon exercise of warrant            $1,488         Section 4(2)
5/14/98        l50,000      Issued upon exercise of warrant          $112,500         Section 4(2)
5/18/98         47,508      Issued upon exercise of warrant           $23,754         Section 4(2)
6/8/98          10,000      Issued upon exercise of warrant            $5,000         Section 4(2)
6/22/98          9,552      Issued upon exercise of warrant            $4,776         Section 4(2)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


     10.1 Term Loan and Credit Agreement, Security Agreement and Guaranty Agreement dated June 24, 1998 between the Company and Norwest Bank Minnesota, National Association.

     11   Computation of Earnings Per Common Share.

          Financial Data Schedule (filed only in electronic format only):

     27.1 Nine  months ended June 30, 1998
     27.2 Fiscal  year ended  September 30, 1997 (restated)
     27.3 Six months ended March 31, 1997  (restated)
     27.4 Three months ended December 31, 1996 (restated)

 (b)  Reports on Form 8-K

     A report on Form 8-K was not filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           SPARTA FOODS, INC.
                                           (Registrant)

Dated:            July 28,1998             By:  /s/ Joel P. Bachul
                                           Joel P. Bachul,
                                           President and Chief Executive Officer


Dated:            July 28,1998             By: /s/ A. Merrill Ayers
                                           A. Merrill Ayers
                                           Treasurer, Secretary and
                                           Chief Financial Officer