Form 10QSB/A
period 1998-06-30
SPARTA FOODS INC
filed 1998-12-01
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-QSB/A (NO. 1)


              X            Quarterly Report under Section 13 or 15 (d) of the
         -----------       Securities Exchange Act of 1934.

                           For the quarterly period ended June 30, 1998.

         ___________       Transition Report under Section 13 or 15 (d) of the
                           Exchange Act.

For the transition period from ___________________ to ________________________.

                        Commission File Number 000-19318

                               SPARTA FOODS, INC,
        (exact name of small business issuer as specified in its charter)

              Minnesota                                41-1618240
  (state or other jurisdiction of            (IRS Employer Identification No.)
      incorporation or organization)

                  1565 First Avenue NW, New Brighton, MN 55112
                    (Address of principal executive offices)

                                 (651) 697-5500
                           (Issuer's telephone number)

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

Transitional Small Business Disclosure Format:  Yes          No     X

         This Amendment to Form 10-QSB for the quarterly period ended June 30, 1998 amends Exhibits 11 and 27.1


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     10.1 Term Loan and Credit Agreement, Security Agreement and Guaranty Agreement dated June 24, 1998 between the Company and Norwest Bank Minnesota, National Association. *

     11     Computation of Earnings Per Common Share.

            Financial Data Schedule (filed only in electronic format only):

     27.1   Nine months ended June 30, 1998
     27.2   Fiscal year ended September 30, 1997 (restated) *
     27.3   Six months ended March 31, 1997 (restated) *
     27.4   Three months ended December 31, 1996 (restated) *
-----------------------------
* Previously filed

(b)  Reports on Form 8-K

     A report on Form 8-K was not filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           SPARTA FOODS, INC.
                                           (Registrant)

Dated:    November 30, 1998                By: /s/ Joel P. Bachul
                                           Joel P. Bachul,
                                           President and Chief Executive Officer


Dated:    November 30, 1998                By: /s/ A. Merrill Ayers
                                           A. Merrill Ayers
                                           Treasurer, Secretary and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


     10.1 Term Loan and Credit Agreement, Security Agreement and Guaranty Agreement dated June 24, 1998 between the Company and Norwest Bank Minnesota, National Association. *

     11      Computation of Earnings Per Common Share.

             Financial Data Schedule (filed only in electronic format only):

     27.1    Nine months ended June 30, 1998
     27.2    Fiscal year ended September 30, 1997 (restated) *
     27.3    Six months ended March 31, 1997 (restated) *
     27.4    Three months ended December 31, 1996 (restated) *
-----------------------------
* Previously filed