Form 10KSB
period 1998-09-30
SPARTA FOODS INC
filed 1998-12-16
CIK 838171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $14,963,157

The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of December 11, 1998 was approximately $5,667,936 based upon the average high and low bid prices of the Registrant's Common Stock on such date.

There were 7,841,045 shares of Common Stock, $.0l par value, outstanding as of December 11, 1998.
                            -------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one).  Yes [   ]  No [ X ]

                                      INDEX


Description                                                                Page

PART I.......................................................................2

   ITEM 1. DESCRIPTION OF BUSINESS...........................................2
   ITEM 2. DESCRIPTION OF PROPERTY...........................................8
   ITEM 3. LEGAL PROCEEDINGS.................................................8
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............8

PART II......................................................................9

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........9
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........10
   ITEM 7. FINANCIAL STATEMENTS.............................................15
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................35

PART III....................................................................35

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
           EXCHANGE ACT.....................................................35
   ITEM 10. EXECUTIVE COMPENSATION..........................................36
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..36
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................37
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................37

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Sparta Foods, Inc. ("Sparta" or the "Company") manufactures a broad line of Mexican food products which include corn and flour tortillas and stone ground and corn flour tortilla chips which are distributed under the Company's own brand names. The Company also markets salsas and picante sauces and barbecue sauce. The Company's brand names and products include Cruz, La Canasta and La Campana Paradiso tortillas, La Canasta tortilla chips and La Canasta and Chapala salsas and picante sauces.

         The Company's branded retail products are sold in supermarkets located primarily in the Midwestern United States. The Company also produces its retail products primarily for food distributors, including Crystal Farms Refrigerated Distribution Company which distributes its products to retail stores in 28 states and Marigold Foods, Inc. which distributes its products in 7 states. In addition, the Company supplies its products to restaurants and other food service establishments through distributors that include Catalina Specialty Foods, Inc., Alliant Food Service, Inc., Sysco Corporation and U.S. Food Service, Inc. The Company places significant emphasis on the development of the food service market and is currently an approved supplier to such restaurants as McDonald's, Chili's, Perkins, Friendly's and Carlos O'Kelly.

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

Business Strategy

         Sparta's goal is to become one of the premier manufacturing companies of high quality tortillas nationwide. The Company plans to grow the business by expanding its retail grocery and foodservice sales. In connection with its retail grocery products, Sparta intends to focus on the refrigerated tortilla as the primary product and selectively expand the distribution of this product in new geographic areas, such as the midwest, east and southeast regions of the United States, where Sparta believes it can establish a significant market position. In connection with Sparta's foodservice products, Sparta intends to target its sales to chain foodservice operators and expand geographically into expected high growth markets. Sparta believes it is well positioned to continue to capitalize on the expected growth in tortilla sales nationwide. Sparta plans to grow its sales internally, through joint ventures or acquisitions of compatible manufacturing facilities or regional brands and through the development of new distribution relationships.

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

Products and Marketing

         General. The food products manufactured and/or marketed by the Company include whole and pre-cut corn and flour tortillas (including die-cut, hand stretched and press flour tortillas), stone ground corn and corn flour tortilla chips and salsas (including picante sauces) for distribution to retail food stores and food service establishments. The Company also manufactures or markets products for other food distributors to be sold under their own private labels using the customer's or the company's proprietary recipes. During the fiscal years ended September 30, 1998, 1997 and 1996, the percentage of sales of tortillas, tortilla chips, barbecue sauces, salsas and all other products as compared to all sales of the Company were as follows:


                                                                     Year Ended September 30,

Products                                                           1998              1997              1996
--------                                                           ----              ----              ----
Tortillas                                                           79%               72%              70%
Corn tortilla chips                                                 15%               16%              17%
Barbecue sauces, salsas and all other products                       6%               12%              13%



         The Company continually seeks to expand its product lines through the development of new products for retail sale under the Company's own branded labels and value-added products for the food service market. During fiscal 1998, the Company began contracting with third party manufacturers to produce barbecue, salsas and picante sauces previously manufactured by the Company.

         The Company distributes its products through distribution centers primarily in the Midwestern United States. During the fiscal years ended

September 30, 1998, 1997 and 1996, the Company's percentage of sales for distribution to food service establishments, to retail stores under its own brand names, and under private label, compared to total Company sales, were as follows:

                            Year Ended September 30,

Market Segment                 1998                 1997                  1996
--------------                 ----                 ----                  ----
Food service
  establishments                58%                   54%                  54%
Branded retail                  35%                   32%                  29%
Private label and
  ingredients                    7%                   14%                  17%


         Food Service. The Company's products are currently served in restaurants and other food service establishments and are approved for use in the food service operations of such restaurants as McDonald's, Chili's, Carlos O'Kelly, Friendly's and Perkins. Sales to Catalina Specialty Foods, Inc., a distributor to McDonald's, accounted for approximately 12% of the Company's sales in fiscal year 1998. The establishment of food service accounts with restaurant chains, schools, in-plant feeders or other food service establishments is initiated primarily through direct contact by the Company's sales personnel or brokers. The Company pays food brokers a commission based upon the percentage of the net sales of products sold. The Company is obligated to pay such commission for as long as the broker continues to achieve specified minimum sales. Sales to food service establishments are conducted through distributors who carry product inventory at their distribution centers. These distributors include Alliant Food Service, Inc., U.S. Food Services, Inc. and Sysco Corporation, who on a combined basis accounted for approximately 35% of the Company's food service sales in its fiscal year ended September 30, 1998. The Company's distributors provide continued sales and service to the food service customer, while the Company's direct sales personnel and brokers continue to solicit new restaurant customers and act as coordinators between the Company and the distributors.

         Branded Retail. The Company's branded retail products are sold to retail grocery chains and independent stores through distributors, such as Crystal Farms Refrigerated Distribution Company which distributes refrigerated goods to retail stores in 28 states, Marigold Foods, Inc. which distributes products in retail stores in 7 states and Bradley Distributing, Inc. which distributes products to approximately 160 retail stores in the 13 county Minneapolis/St. Paul metropolitan area. Sales to Crystal Farms Refrigerated Distribution Company, accounted for approximately 25% of the Company's sales in fiscal year 1998. The Company has a distribution agreement with Crystal Farms Refrigerated Distribution Company, which expires in the year 2004. The Company's products appear in such grocery chains as Cub Foods and Rainbow Foods and in independent stores such as Byerly's and Lunds. Through its retail store distributors, the Company often establishes incentives, such as volume sales discounts, which are offered to encourage retail stores to prominently display the Company's products. The Company also utilizes in-store demonstrations to promote its retail products. The Company's distributors deal directly with the retail stores in soliciting orders to be filled from local warehouses and assist in arranging shelf space and implementing in-store promotions.

         Private Label and Ingredients. During fiscal year 1998, the Company ceased manufacturing salsas, picante sauces and barbecue and other sauces and contracted with third parties to manufacture such products for the Company. The Company markets the products under its own labels and private labels. During fiscal year 1998 the Company ceased its manufacturing relationship with its largest barbecue sauce customer which accounted for the decrease in sales under Private Label and Ingredients as a percentage of total Company sales.

Manufacturing and Supplies

         The Company manufactures its products on 11 production lines at its principal place of business located at 1565 First Avenue N.W., New Brighton, Minnesota. These lines include: (i) a hand stretched flour tortilla line; (ii) a die-cut flour tortilla line; (iii) five press flour tortilla lines; (iv) two lines for the production of corn tortillas; and (v) two stone ground corn tortilla chip lines.

         The principal ingredients for the Company's manufactured products are corn, wheat flour, corn flour, corn and soybean oils. These ingredients may be purchased by the Company from a number of sources and are generally readily available under normal conditions. Samples of incoming ingredients are tested to ensure that they meet the quality specifications dictated by the Company. The Company has made contract purchases through the first half of 1999 of corn and flour to secure consistency in price and quality and reasonable assurance of a supply of product ingredients. Although the Company believes that such contracts help reduce the risk of unexpected and unfavorable increases in raw material prices, the Company may be required to purchase its raw materials at a higher than current market price if current market prices fall below the Company's contract price. The Company believes that termination of one or more of its raw material contracts will not adversely affect its ability to control its raw material costs as such contracts can be replaced. The Company regularly maintains stores of corn, flour and other ingredients in sufficient quantities at its plant to enable it to fulfill one to two weeks of normal production, and cooking oil and other ingredients in sufficient quantities to fulfill three or more weeks of production.

Competition

         The tortilla, tortilla chip, salsa and picante sauce industry in the United States is comprised of a large number of small regional producers, many of which have a limited line of products, and several dominant producers with broad product lines.

         The Company estimates that its retail sales of tortillas give it approximately a 54% share of the 13 county Minneapolis/St. Paul metropolitan market, and that its principal competition comes from Resers Foods and Azteca Foods, which supply much of the remaining market. The Company believes, based on an independent consumer marketing study of the twelve primary consumer markets in the Midwest, that it is the third largest seller of tortillas in the Midwest, based upon its combined tortilla sales in 4 of the 12 markets in the Midwest.

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

         In marketing its products to food service establishments, the Company is competing with a number of regional and national producers of Mexican-style products, including BecLin Foods, Inc., Lake Park, Minnesota; Mexican Originals (Tyson Foods, Inc.), Fayetteville, Arkansas; and Mission Foods, Inc., Los Angeles, California. Most of these competitors are better capitalized than the Company and have well established sales organizations. While the Company is a major suppler of Mexican-style tortillas and tortilla chips to restaurants, corporate cafeterias and schools in the states of Iowa, Minnesota, North Dakota, South Dakota, and Wisconsin, competition will continue to be strong. While competition outside the Minneapolis/St. Paul area is expected to be more intense, the Company's management believes it will be able to compete in other metropolitan area markets because of its ability to fulfill a distributor's needs with a broad line of quality tortillas and tortilla chips which are approved by selected restaurant chains.

Trademarks

         The principal trade names that the Company currently utilizes are CRUZ, LA CAMPANA PARADISO and LA CANASTA in the retail sale of its tortillas; LA CANASTA, in the retail sale of tortilla chips; and LA CANASTA and CHAPALA in the retail sale of salsas. The Company also uses the trade name CRUZ in connection with food service sales. Except as discussed below, all of these trade names or their associated logos are believed to be owned by the company.

         The Company's CRUZ logo used in connection with tortillas is the subject of a federal trademark registration which expires January 2000. The Company's federal registration for the mark CRUZ used in connection with tortillas expires January 2008. The mark CHAPALA used in connection with salsas is the subject of a federal trademark registration which expires November 2004. The Company owns a federal trademark registration for its MEXITOS logo used in connection with tortillas, tortilla chips and hot sauce which expires May 2005. All of the Company's trademark registrations are subject to renewal rights and may terminate prior to their respective expiration dates due to cancellation, disclaimer or surrender.

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

         The mark LA CAMPANA PARADISO is licensed by the Company from an affiliate of a former director of the Company. The license agreement expires December 31, 1999 and currently requires the payment of three percent (3%) of the gross sales of products sold under the LA CAMPANA PARADISO mark. The Company is currently negotiating an extension of this license agreement and is optimistic such an extension can be obtained, but there can be no assurance that an extension can be negotiated on terms acceptable to the Company.

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

Personnel

         As of December 2, 1998 the Company employed a total of 143 persons. Of these full-time employees, 5 serve in an executive capacity, 124 are engaged in manufacturing, shipping, quality control and plant supervision, 7 are engaged in sales and marketing, and 7 are engaged in administrative tasks. None of the Company's employees are covered by a collective bargaining agreement. The Company provides its employees with health, dental, disability and life insurance programs. The Company's management believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently leases an office and manufacturing facility located at 1565 First Avenue N.W., New Brighton, Minnesota. It consists of a total of 112,000 square feet, approximately 16,000 square feet of which is office space and the remainder of which is devoted to manufacturing and dry, freezer and refrigerated storage. The Company currently pays a base rent of approximately $37,000 per month, plus taxes. The monthly base rent increases to approximately $41,000 starting September 1, 2002 and increases again to approximately $45,000 on September 1, 2007 until the end of the lease term on August 31, 2012.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material litigation or other legal proceedings pending against the Company or any of its subsidiaries or any of their property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of shareholders of the Company during the fourth quarter of 1998.

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



                                                                        Common Stock
                                         --------------------------------------------------------------------
Fiscal Quarter Ended                                   High Bid                           Low Bid
---------------------------------------- -------------------------------------- -----------------------------
December 31, 1996                                         $1.500                            $0.875
March 31, 1997                                             1.250                             0.813
June 30, 1997                                              1.500                             0.750
September 30, 1997                                         2.000                             1.250

December 31, 1997                                         $1.938                            $1.500
March 31, 1998                                             1.719                             1.125
June 30, 1998                                              1.657                             1.375
September 30, 1998                                         1.500                             1.000



         At December 11, 1998 the published high and low bid price for the Company's Common Stock was $1.00 and $0.875 per share. At December 11, 1998, there were issued and outstanding 7,841,045 shares of Common Stock of the Company held by 182 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

         The Company has paid no dividends on its Common Stock and does not anticipate paying any such dividends in the foreseeable future. The Company's credit agreement precludes the Company from declaring or paying dividends on its Common Stock without the creditor's approval.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

         La Canasta of Minnesota, Inc. ("La Canasta"), the predecessor of Sparta Foods, Inc. (the "Company"), and now a wholly-owned subsidiary of the Company, began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. The Company was organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, the Company acquired all of the outstanding capital stock of La Canasta. Since 1991 the Company has completed acquisitions and secured new broker and distributor relationships which has expanded its trademark retail brands to include Cruz, Chapala, Mexitos and La Campana Paradiso, its retail distribution network to include Crystal Farms Refrigerated Distribution Company, Marigold Foods, Inc. and Bradley Distributing, Inc. and its food service customers to include McDonald's, Perkins, Friendly's and Carlos O'Kelly restaurants.

Results of Operations

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

During fiscal 1998, the Company had net sales of $14,963,157, an increase of $885,316, or 6%, compared to net sales of $14,077,841 in fiscal 1997. This increase resulted primarily from higher sales volumes to existing restaurants and distributors and by adding new customers in the foodservice industry as well as expansion into new territories through the Company's primary retail distributors, Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc. This increase was offset by a reduction in private label sales due to the loss of the Company's primary barbecue sauce customer.

Gross profit as a percentage of net sales for fiscal 1998 was 29% compared to 30% for fiscal 1997. This decrease was primarily due to additional manufacturing costs incurred in the first and seconds quarters of fiscal 1998 associated with the relocation of the Company to its new manufacturing facility in New Brighton, Minnesota.

Selling, general and administrative expenses were $3,706,283 for fiscal 1998, an increase of $496,485 or 15%, as compared to $3,209,798 in fiscal 1997. This increase is the result of the net sales growth and also reflects higher levels of selling expenses incurred during the year. The additional selling expenses consisted of increased advertising and other expenditures to promote the Company's retail product lines and increased staffing of sales personnel to implement the Company's long-term sales growth objectives.

Interest expense was $333,778 for fiscal 1998, an increase of $13,343 compared to $320,435 in fiscal 1997. This increase is due primarily to higher levels of bank borrowings during the first and second quarters of fiscal 1998 to finance the cost of installing new manufacturing equipment. This was offset by a reduction in bank and other borrowings beginning late in the second quarter and continuing through the rest of fiscal 1998, resulting from the proceeds received from the issuance of preferred stock and the sale of rental property.

The Company recorded other income of $159,077 during fiscal 1998 compared to $106,807 in fiscal 1997. This income consists primarily of rental and interest income. The growth in other income is due mainly to increased interest income from the short-term investment of the Company's cash and cash equivalents during the third and fourth quarters of fiscal 1998.

Income tax benefit was $265,000 for fiscal 1998 compared to an income tax expense of $22,000 for fiscal 1997. The benefit is the result of reversing a valuation allowance of approximately $400,000 on a deferred tax asset associated with the Company's net operating loss carryforwards from prior years. The valuation allowance was recorded in prior years due to the uncertainty of generating sufficient future taxable income. Due to the Company's expectation that it will be able to generate sufficient future taxable income, this valuation allowance was eliminated during fiscal 1998. The benefit is offset by a current year income tax expense resulting from the Company's Income before income taxes of $429,496 during fiscal 1998.

Net income for fiscal 1998 was $694,496 compared to net income in fiscal 1997 of $435,729 for the reasons set forth above.

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

         The Company recorded other income of $106,807 during fiscal 1997 compared to $86,018 in fiscal 1996. This income results primarily from the rental of the Company's Lakeville property. The Company has minimal income tax expense due to the utilization of net operating loss carryforwards. The Company reflected a valuation allowance on remaining net operating loss carryforwards of approximately $2.1 million as realization was dependent on sufficient future taxable income, which was not assured. Net income for fiscal 1997 was $435,729 compared to net income in fiscal 1996 of $105,307 for the reasons set forth above.

Liquidity and Capital Resources

         The Company has financed its current activities primarily through cash generated from its operations, bank and other debt and the issuance of convertible preferred stock.

         Cash provided by operating activities during fiscal 1998 was $920,250 consisting principally of net income of $694,496, depreciation and amortization of $752,118, and a decrease in inventories of $264,390 offset by an increase in accounts receivable and prepaid expenses of $91,317, an increase in deferred income tax assets of $270,000 and a decrease in accounts payable and accrued expenses of $420,831. Cash provided by investing activities was $253,527 consisting principally of proceeds from the sale of rental property and the utilization of restricted cash related to and offset by the purchase of property and equipment in the Company's new manufacturing facility. Cash used in financing activities was $43,122 consisting principally of $2,529,299 in proceeds from the issuance of common stock due to certain warrant exercises and the issuance of preferred stock through a private placement during the second quarter, offset by repayments of $2,550,809 in short-term borrowings under the Company's line of credit and mortgage-related long-term borrowings associated with the rental property that was sold during the third quarter.

         At September 30, 1998, the Company had cash and cash equivalents of $1,131,255 and working capital of $1,744,986. The Company believes that its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1999.

Seasonality

         The Company has historically had higher sales in its third and fourth fiscal quarters which end June 30, and September 30, respectively, than in its first and second quarters. Management believes that this is a result of seasonal consumption patterns with respect to the Company's food products, such as consumption of higher volumes of tortilla chips and salsa during the summer months. This seasonality may cause quarterly results of operations to fluctuate.

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

New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim financial statements in the initial year of its application. The statement will have no effect on the Company's basic financial statements, but management is reviewing if additional disclosures will be required.

Outlook

         The Company's plan in fiscal 1999 is to continue to grow the business by increasing sales and expanding its presence in new geographic territories. The Company plans to grow the business internally as well as through joint ventures and/or acquisitions and through the development of new distribution relationships. See Item One "Description of Business - Business Strategy."

         The Company relies on computer software and hardware systems to manage its information and portions of its manufacturing. The Company is aware of the computer software and hardware issues associated with the programming code in existing computer software programs and non-information technology such as micro-controllers found in computer hardware. The issue is whether systems will properly recognize date sensitive information. Much of the computer software and hardware in use today are unable to recognize a year that begins with "20" instead of "19." Many computers will be unable to recognize the Year 2000 and, as a result, could generate erroneous data or cause a computer to fail. Some computer systems may begin to operate improperly sooner for failure to read other dates such as September 9, 1999.

         The Company has completed an assessment of its exposure to the Year 2000 issue by evaluating its software and hardware systems. The Company's assessment revealed that its exposure to the Year 2000 issue is nominal, and it is currently upgrading its software and hardware systems to make such systems Year 2000 compliant. The cost of such upgrade is expected to be less than $10,000. In addition to evaluating its own systems, the Company has inquired of its major customers and suppliers as to their exposure to the Year 2000 issue to determine the extent to which the Company is indirectly vulnerable to the Year 2000 issues from such customers and suppliers. Many of the Company's customers and suppliers have responded that they believe they are or will be Year 2000 compliant. The Company plans to continue to assess its exposure to the Year 2000 issue and develop plans to address any developments associated with the Year 2000 issue that could have an adverse effect on the Company and its operations.

         Statements relating to the Company's (a) goals and business objectives contained in the section entitled "Description of Business - Business Strategy;"
(b) Year 2000 assessment and its future growth contained in the Management's Discussion and Analysis or Plan of Operations and (c) the President's statements relating to management's optimism regarding the Company's future, its projected growth potential, the ability of the Company's management team, operating and administrative infrastructure to support more than $20 million in net sales for fiscal year ended September 2002 and the intent to leverage the Company's brand name strength contained in the President's Letter to Shareholders attached to the Company's 1999 Annual Report to Shareholders are forward-looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include but are not limited to (i) seasonality of its sales and raw materials cost fluctuations, which are discussed above; (ii) a decline in national sales growth of tortillas; (iii) failure of the Company's sales force to achieve its annual sales objectives;
(iv) failure of the Company to continue to produce high quality tortillas; (v) the inability of the Company to grow its business due to competitive factors; and (vi) the loss of any significant customers or distributors. In addition, any unforeseen expense of a material nature would materially and adversely affect the Company's ability to grow its operations.

ITEM 7.  FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sparta Foods, Inc.
New Brighton, Minnesota

We have audited the accompanying consolidated balance sheets of Sparta Foods, Inc. and Subsidiary (the Company) as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparta Foods, Inc. and Subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis, Minnesota
November 12, 1998

SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
September 30, 1998 and 1997



ASSETS (Note 3)                                                                    1998               1997
--------------------------------------------------------------------------- ------------------- ------------------
Current Assets
    Cash and cash equivalents                                                   $ 1,131,255         $       600
    Accounts receivable, less allowances of $30,000 in 1998 and
        $49,500 in 1997 (Note 7)                                                    877,752             833,467
    Inventories:
        Finished goods                                                              436,784             566,212
        Raw materials and packaging                                                 396,396             531,358
    Prepaid expenses                                                                198,752             155,416
    Income tax receivable                                                             4,746               1,050
    Deferred tax asset (Note 6)                                                      43,000                   -
                                                                            ------------------- ------------------
                   Total current assets                                           3,088,685           2,088,103
                                                                            ------------------- ------------------

Property and Equipment (Note 2)                                                   9,045,342           7,488,786
    Less accumulated depreciation                                                 2,788,399           2,371,131
                                                                            ------------------- ------------------
                                                                                  6,256,943           5,117,655
                                                                            ------------------- ------------------

Other Assets
    Restricted cash (Note 3)                                                        242,059           1,893,967
    Goodwill, less accumulated amortization of  $85,404 and
        $72,564, respectively                                                       427,968             440,808
    Covenants not-to-compete, less accumulated amortization
        of $39,424 and $40,772, respectively                                         60,576              69,228
    Rental property held for resale, less accumulated depreciation                        -
        of $38,728 (Note 1)                                                                             906,422
    Deferred financing costs, less accumulated amortization of
        $64,778 and $54,518, respectively                                           133,256             132,460
    Deferred tax asset (Note 6)                                                     227,000                   -
    Other                                                                           284,698             248,702
                                                                            ------------------- ------------------
                                                                                  1,375,557           3,691,587
                                                                            =================== ==================
                                                                               $ 10,721,185        $ 10,897,345
                                                                            =================== ==================
See Notes to Consolidated Financial Statements.




LIABILITIES AND STOCKHOLDERS' EQUITY                                                   1998               1997
------------------------------------------------------------------------------- ------------------- ------------------
Current Liabilities
    Note payable, bank (Note 3)                                                    $          -         $   834,209
    Current maturities of long-term debt                                                367,377             700,388
    Accounts payable:
        Trade                                                                           506,874             861,120
        Construction                                                                          -             428,315
    Accrued expenses                                                                    469,448             536,033
                                                                                ------------------- ------------------
                  Total current liabilities                                           1,343,699           3,360,065
                                                                                ------------------- ------------------



Long-Term Debt, less current maturities (Note 3)                                      2,667,623           4,051,212
                                                                                ------------------- ------------------


Commitments (Notes 4 and 5)


Stockholders' Equity (Note 8)
    Preferred stock, authorized 1,000,000 shares, $1,000 par value; issued and outstanding 2,500 shares and -0- shares in
        1998 and 1997, respectively                                                   2,500,000                   -
    Common stock; authorized 15,000,000 shares, $0.01 par value;
        issued and outstanding 7,037,172 and 6,765,758 shares
        in 1998 and 1997, respectively                                                   70,371              67,657
    Additional paid-in capital                                                        4,977,092           4,950,507
    Accumulated deficit                                                                (837,600)         (1,532,096)
                                                                                ------------------- ------------------
                                                                                      6,709,863           3,486,068
                                                                                =================== ==================
                                                                                   $ 10,721,185        $ 10,897,345
                                                                                =================== ==================


SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended September 30, 1998 and 1997


                                                                                   1998               1997
--------------------------------------------------------------------------- ------------------- ------------------
Net sales (Note 7)                                                             $ 14,963,157        $ 14,077,841
Cost of sales                                                                    10,652,677           9,821,560
                                                                            ------------------- ------------------
                  Gross profit                                                    4,310,480           4,256,281

Selling, general, and administrative expenses                                     3,706,283           3,209,798
Nonrecurring charge (Note 4)                                                              -             375,126
                                                                            ------------------- ------------------
                  Operating income                                                  604,197             671,357

Other income, net (Note 1)                                                          159,077             106,807
Interest expense                                                                   (333,778)           (320,435)
                                                                            ------------------- ------------------
                  Income before income taxes                                        429,496             457,729

Income tax benefit (expense) (Note 6)                                               265,000             (22,000)
                                                                            =================== ==================
                  Net income                                                      $ 694,496           $ 435,729
                                                                            =================== ==================



Net income                                                                        $ 694,496           $ 435,729
Preferred dividends                                                                 (75,000)                  -
                                                                            ------------------- ------------------
                  Net income available to common shareholders                     $ 619,496           $ 435,729
                                                                            =================== ==================

Earnings per share (Note 10)
    Basic                                                                   $          0.09     $          0.07
    Diluted                                                                            0.08                0.05

See Notes to Consolidated Financial Statements.


SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 1998 and 1997



                                                                                       Preferred Stock
                                                                            --------------------------------------

                                                                            Shares Outstanding       Par Value
--------------------------------------------------------------------------- ------------------- ------------------
Balance, September 30, 1996                                                               -        $          -
    Common stock issued upon exercise of warrants and options,
        net of costs of $3,050                                                            -                   -
    Net income                                                                            -                   -
                                                                            ------------------- ------------------
Balance, September 30, 1997                                                               -                   -
    Preferred stock issued, net of costs of $158,735                                  2,500           2,500,000
    Common stock issued upon exercise of warrants and options                             -                   -
    Net income                                                                            -                   -
                                                                            =================== ==================
Balance, September 30, 1998                                                           2,500        $  2,500,000
                                                                            =================== ==================

See Notes to Consolidated Financial Statements.





                    Common Stock                     Additional
            Shares                                    Paid-In                   Accumulated
          Outstanding               Par Value         Capital                    Deficit                   Total
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

         6,679,049            $       66,790         $    4,911,070         $    (1,967,825)       $     3,010,035

            86,709                       867                 39,437                       -                 40,304
                 -                         -                      -                 435,729                435,729
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
         6,765,758                    67,657              4,950,507              (1,532,096)             3,486,068
                 -                         -               (158,735)                      -              2,341,265
           271,414                     2,714                185,320                       -                188,034
                 -                         -                      -                 694,496                694,496
========================= ====================== ======================= ====================== ======================
         7,037,172            $       70,371         $    4,977,092         $      (837,600)       $     6,709,863
========================= ====================== ======================= ====================== ======================



SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 1998 and 1997


                                                                                   1998               1997
--------------------------------------------------------------------------- ------------------- ------------------
Cash Flows From Operating Activities
    Net income                                                                    $ 694,496         $ 435,729
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                687,095           547,790
        Amortization                                                                 65,023            80,299
        Deferred income taxes                                                      (270,000)                -
        (Gain) loss on disposal of property and equipment                            (8,606)          294,213
        Changes in assets and liabilities:
           Accounts and income tax receivable                                       (47,981)         (193,533)
           Inventories                                                              264,390          (417,598)
           Prepaid expenses                                                         (43,336)          (24,051)
           Accounts payable and accrued expenses                                   (420,831)          326,504
                                                                            ------------------- ------------------
                Net cash provided by operating activities                           920,250         1,049,353
                                                                            ------------------- ------------------

Cash Flows From Investing Activities
    (Increase) decrease in restricted cash                                        1,651,908        (1,893,967)
    Purchases of property, equipment, and other                                  (2,386,237)       (1,656,933)
    Proceeds from the sale of property and equipment and rental                     927,728            61,025
    property held for resale
    (Increase) decrease in deposits and other assets                                 60,128          (137,428)
                                                                            ------------------- ------------------
       Net cash provided by (used in) investing activities                          253,527        (3,627,303)
                                                                            ------------------- ------------------

Cash Flows From Financing Activities
    Net borrowings (payments) on line of credit                                    (834,209)          539,398
    Long-term borrowings                                                          1,293,353         2,730,667
    Payments of long-term debt                                                   (3,009,953)         (610,585)
    Issuance of common stock, net of costs                                          188,034            40,304
    Issuance of preferred stock, net of costs                                     2,341,265                 -
    Deferred financing costs                                                        (21,612)         (121,834)
                                                                            ------------------- ------------------
       Net cash provided by (used in) financing activities                          (43,122)        2,577,950
                                                                            ------------------- ------------------

       Net change in cash and cash equivalents                                    1,130,655                 -

Cash and Cash Equivalents
    Beginning                                                                           600               600
                                                                            =================== ==================
    Ending                                                                      $ 1,131,255         $     600
                                                                            =================== ==================

                                   (Continued)

SPARTA FOODS, INC. AND SUBSIDIARY

Years Ended September 30, 1998 and 1997


                                                                                   1998               1997
--------------------------------------------------------------------------- ------------------- ------------------
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
       Interest                                                                  $  353,168        $  319,017
       Income taxes                                                                   9,545            23,050
                                                                            =================== ==================

Supplemental Schedule of Noncash Investing and Financing Activities
   Facility improvements financed with accounts payable                          $        -        $  428,315
                                                                            =================== ==================

See Notes to Consolidated Financial Statements.


SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Sparta Foods, Inc., through its wholly-owned subsidiary, La Canasta of Minnesota, Inc. (La Canasta) formulates, manufactures and markets a broad line of tortillas, tortilla products, and salsas under its own brand names and markets sauces for others under private labels.

The Company's customers are principally retail food stores and food distributors in the Upper Midwest. The Company grants credit on an individual customer basis.

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

The financial statements include the following financial instruments: cash and cash equivalents, trade accounts receivable, accounts payable, notes payable, and a line of credit. At September 30, 1998, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in money market accounts. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Property and equipment: Property and equipment are carried at cost and are being depreciated over their useful lives on a straight-line basis. Leasehold improvements are being depreciated over the shorter of the estimated useful life of the asset or the life of the lease.

Intangibles: Costs in excess of net assets acquired (goodwill) are being amortized over 40 years. Covenants not-to-compete are being amortized over 15 years, the term of the agreements. Deferred financing costs are being amortized over the lives of the agreements, which are 5 to 10 years.

Accounting for long-lived assets: The Company reviews its intangibles, property and equipment, and rental property periodically to determine potential impairment by comparing the carrying value of the assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. To date, management has determined that no impairment of long-lived assets exists.

Rental property: Rental property consisted of a facility in Lakeville, Minnesota, which was previously used in the manufacturing of the Company's products. The property was recorded at estimated fair market value, which was lower than cost.

The Company leased this facility under an operating lease in 1998 and 1997. The lease called for monthly payments of approximately $11,000, plus taxes and utilities. Rental income under this lease was approximately $80,000 and $130,000 for the years ended September 30, 1998 and 1997, respectively, and is included in other income in the statements of income. The Company sold the property in May 1998 at approximately the recorded value.

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

Preferred stock: On February 24, 1998, the Company issued 2,500 shares of preferred stock, series 1998. The shares are convertible at any time at the rate of 606.06 shares of common stock for each share of preferred stock. The holders of the preferred stock have the right to require the Company to repurchase the stock in the event of a change in control authorized by the Board of Directors or if the Company is in default with certain covenants as defined in the agreement. The holders of the preferred stock are entitled to receive, when, as, and if declared by the Company's Board of Directors, cash dividends at the rate of 5 percent annually or, at the option of the Company, dividends of shares of additional preferred stock at the rate of 7.5 percent annually. Dividends are fully cumulative, accumulate without interest from the date the preferred stock was originally issued and, if declared by the Board of Directors, are payable, semiannually on January 1 and July 1. At September 30, 1998, cumulative and undeclared cash dividends totaled $75,000 or $30 per share.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

Recent accounting pronouncements: As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company has no comprehensive income as defined by SFAS No. 130.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim financial statements in the initial year of its application. The statement will have no effect on the Company's basic financial statements, but management is reviewing if additional disclosures will be required.

Note 2.       Property and equipment



Property and equipment consists of:
                                                                   Estimated
                                                                  Useful Lives                September 30
                                                                                  -------------------------------------
                                                                                        1998               1997
--------------------------------------------------------------- ----------------- ------------------ ------------------
Factory equipment                                                     3-18            $ 6,726,731       $ 5,141,085
Office and other equipment                                            3-12                387,562           356,231
Leasehold improvements                                                 15               1,734,807                 -
Packaging printing plates                                              5                  186,742           155,470
Construction in progress                                               -                    9,500         1,836,000
                                                                                  -------------------------------------
                                                                                      $ 9,045,342       $ 7,488,786
                                                                                  ================== ==================



Note 3.       Financing Agreements

Line of credit: The Company has a line of credit with a bank, secured by all assets. Maximum borrowings under the credit agreement are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime (8.25 percent at September 30, 1998). The agreement expires May 30, 2000. At September 30, 1998, there were no borrowings under the line of credit. The Company is to maintain certain minimum net worth and debt service coverage levels.

State of Minnesota loan: On July 1, 1997, the Minnesota Agricultural and Economic Development Board issued $1,950,000 in Series 1997D Tax-Exempt Bonds, the proceeds of which issue were loaned to the Company to finance new equipment. The underlying loan from the state is due in monthly installments which vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. The maturity dates of the revenue bonds are through August

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.       Financing Agreements (Continued)

2008. The effective rate of interest to the Company is 5.79 percent per annum. At September 30, 1998, $1,791,667 is outstanding. The Company is to maintain certain minimum net worth, debt service coverage levels, and has restrictions on the payment of dividends.

In connection with the loan, the Company is required to maintain a debt service reserve fund and a construction fund. The debt service reserve fund will remain until all loan obligations have been satisfied. The construction fund represents undisbursed loan proceeds that are available for approved improvement and equipment expenditures. These amounts have been reflected on the consolidated balance sheet as restricted cash as of September 30, 1998 and 1997, as follows:




                                                                              1998                     1997
-------------------------------------------------------------------- ------------------------ ------------------------
Debt service reserve fund, money market funds                             $     197,412           $     195,000
Construction fund, money market funds                                            44,647               1,698,967
                                                                     -------------------------------------------------
                                                                          $     242,059          $    1,893,967
                                                                     ======================== ========================




Long-term debt:  Long-term debt consists of the following:
                                                                                          September 30
                                                                            ------------------------------------------
                                                                                    1998                 1997
--------------------------------------------------------------------------- --------------------- --------------------
State of Minnesota loan (described above)                                       $   1,791,667       $   1,916,250
Term note payable to bank, secured by substantially all assets of the Company, due in monthly installments of $26,535, including interest at the prime rate (8.25% as of September 30, 1998), to June 30, 2003, when the remaining balance is
   due (1)                                                                          1,243,333                   -
Term and equipment notes payable to bank, paid in June, 1998                                -           2,048,853
Notes payable to a trust and to an individual, paid in May, 1998                            -             736,322
Other notes payable                                                                         -              50,175
                                                                            --------------------- --------------------
                                                                                    3,035,000           4,751,600

Less current maturities                                                               367,377             700,388
                                                                            ------------------------------------------
                                                                                $   2,667,623       $   4,051,212
                                                                            ===================== ====================

(1) The loan agreement requires, among other things, the Company maintain certain minimum net worth and debt service coverage levels.



SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.       Financing Agreements (Continued)

Aggregate maturities of long-term debt at September 30, 1998, are as follows:

Years ending September 30:
     1999                                                    $     367,000
     2000                                                          396,000
     2001                                                          422,000
     2002                                                          454,000
     2003                                                          396,000
Later years                                                      1,000,000
                                                      ------------------------
                                                           $     3,035,000
                                                      ========================

Note 4.  Lease Commitments and Rental Expense

During fiscal 1997, the Company moved its operations to a new office and manufacturing facility. The Company's commitment to relocate these facilities caused a charge to 1997 operations of $375,126 related to the unamortized cost of leasehold improvements at its former facility and specific costs related to the move.

The Company has leased its new office and factory building under a noncancelable operating lease agreement which expires on August 31, 2012, and requires minimum monthly rentals of $37,360, which increase in the fifth and tenth year of the lease, plus the payment of property taxes, normal maintenance, and insurance on the property. The total rental commitment is recognized as rent expense on a straight-line basis over the life of the lease. Accordingly, the Company has recorded accrued rent of $50,188 as a liability at September 30, 1998. In September 1998, the Company subleased a portion of the building to another company under a noncancelable agreement which expires March 2000 and requires annual rentals of $34,800, plus additional amounts for utilities and other services which are determined on a per-hour basis.

In addition, the Company had leased various items of factory and office equipment under noncancelable leases.

Approximate minimum future obligations required under operating leases, (net of the sublease), at September 30, 1998, are as follows:

Years ending September 30:
     1999                                                  $  591,000
     2000                                                     597,000
     2001                                                     594,000
     2002                                                     544,000
     2003                                                     569,000
     Later years                                            4,657,000
                                                       ------------------
                                                          $ 7,552,000
                                                       ==================

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Lease Commitments and Rental Expense (Continued)

Total rent expenses for all facilities and equipment during the years ended September 30, 1998 and 1997, were approximately $626,000 and $447,500, net of $80,000 and $130,000 of sublease and other rental income, respectively.

Note 5.  Agreements and Commitments

Purchase agreements: The Company does not enter into futures contracts. It does, however, enter into purchase orders for delayed delivery of raw materials, generally 30 days for raw materials other than corn and flour. The Company enters into purchase orders with the suppliers for the delayed delivery of corn and flour for a period of 4 to 12 months, depending on current pricing, to insure the availability of the type of corn and flour best suited for its products. At September 30, 1998, the Company had outstanding purchase orders of approximately $630,000. At the end of each reporting period, the Company evaluates the open purchase orders for corn and flour to determine whether a loss should be recognized. No such losses were accruable as of September 30, 1998 and 1997.

Self-funded insurance: The Company provides medical insurance for its employees under a self-funded plan. The Company estimates expenses under this plan and recognizes the liability as estimates are made. The Company has purchased stop-loss insurance for the plan, which limits the Company's liability to $10,000 per individual per year and also has certain annual aggregate limits.

Note 6.  Income Taxes

The income tax benefit (expense) for 1998 and 1997 consisted of:



                                                                                   1998                  1997
-------------------------------------------------------------------------- --------------------- ---------------------
Current:
   Federal (net of $-0- and $133,000 in 1998 and 1997,
     respectively, of net operating loss carryforward benefits)            $              -         $      (8,000)
   State (net of $-0- and $58,000 in 1998 and 1997, respectively,
     of state net operating loss carryforward benefits)                              (5,000)              (14,000)
Deferred                                                                            270,000                     -
                                                                           -------------------------------------------
                                                                           $        265,000         $     (22,000)
                                                                           ===================== =====================

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES AND CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Income Taxes (Continued)

A reconciliation between income tax benefit (expense) computed at the federal statutory rate and the Company's effective income tax rate for 1998 and 1997 is as follows:


                                                                                   1998                  1997
-------------------------------------------------------------------------- --------------------- ---------------------
Federal statutory rate                                                             (34.0)%               (34.0)%
State income taxes, net of federal benefit                                          (6.5)%                (6.5)%
Valuation allowance                                                                 90.3%                    -
Nondeductible expenses                                                              (0.8)%                (0.9)%
Benefit of graduated tax rate                                                       12.7%                    -
Utilization of net operating loss carryforward                                         -                  36.6%
                                                                           --------------------- ---------------------
Effective income tax rate                                                           61.7%                 (4.8)%
                                                                           ===================== =====================



Temporary differences that give rise to the net deferred tax assets and liabilities at September 30, 1998 and 1997, are as follows:


                                                                                     1998                 1997
----------------------------------------------------------------------------- -------------------- -------------------
Net current deferred tax assets (liabilities)
   Receivable allowances                                                         $    9,000        $      15,000
   Vacation accrual                                                                  23,000               23,000
   Inventory costs                                                                   10,000               15,300
   Bonus accrual                                                                          -               14,200
   Charitable contributions                                                           1,000                    -
   Leased deferred income                                                                 -              (17,000)
Less valuation allowance                                                                  -              (50,500)
                                                                              -------------------- -------------------
                                                                                 $   43,000        $             -
                                                                              ==================== ===================




                                                                                     1998                 1997
----------------------------------------------------------------------------- -------------------- -------------------
Net current deferred tax assets (liabilities):
   Depreciation                                                                 $  (554,000)       $    (470,000)
   Property and equipment valuation allowance                                             -               89,200
   Net operating loss carryforwards                                                 703,000              642,000
   AMT credit carryforwards                                                          38,000               42,000
   Intangible assets                                                                 40,000               34,200
Less valuation allowance                                                                  -             (337,400)
                                                                              -------------------- -------------------
                                                                                 $  227,000        $           -
                                                                              ==================== ===================


As of September 30, 1997, the Company recorded a valuation allowance of $387,900 against net deferred tax assets to reduce the totals to amounts that management believed would ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Income Taxes (Continued)

when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. During the year ended September 30, 1998, management reduced the valuation allowance recorded in prior years, as they believe there will be sufficient future taxable income to utilize all deductible temporary differences and carryforwards.

The federal net operating loss carryforwards of $2,343,000 at September 30, 1998, will expire as follows:

Years                                                          Amount
-------------------------------------------------------- --------------------
2009                                                       $   662,000
2010                                                         1,277,000
2011                                                           202,000
2018                                                           202,000

The future use of the federal net operating losses can be subject to annual limits in the event of ownership changes. The alternative minimum tax (AMT) credit carryforwards may be carried forward indefinitely to reduce future regular federal income taxes payable.


Note 7.  Major Customers

The Company had sales to one customer which accounted for approximately 25 and 23 percent of sales for fiscal years 1998 and 1997, respectively. As of September 30, 1998, accounts receivable from this customer were approximately $158,800.

In addition, the Company had sales to a second customer through a distributor which accounted for approximately 12 percent of sales for fiscal years 1998 and 1997, respectively. As of September 30, 1998, accounts receivable from this distributor were approximately $82,000.


Note 8.  Options, Warrants, and Subsequent Events

Stock options: The Company has a stock option plan, as amended, pursuant to which qualified and nonqualified stock options for up to 1,300,000 shares of the Company's $0.01 par value common stock have been reserved for issuance under the plan and may be granted to key employees and members of the Board of Directors. The options are generally granted at exercise prices equal to or greater than the market value of the common stock at the date of grant, expire at varying dates not to exceed ten years from the grant date, and are not transferable.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Options, Warrants, and Subsequent Events (Continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plan been determined based on the fair values of options granted (using the method described in Statement No. 123), reported net income and net income per common share on a pro forma basis as compared to actual results would have been as follows at September 30:

                                                   1998              1997
------------------------------------------ ----------------- ------------------
Net income:
   Basic:
     As reported                              $  619,496         $  435,729
     Pro forma                                   390,704            345,324
   Diluted:
     As reported                                 694,496            435,729
     Pro forma                                   465,704            345,324
Basic earnings per share:
     As reported                                    0.09               0.07
     Pro forma                                      0.06               0.06
Diluted earnings per share:
     As reported                                    0.08               0.05
     Pro forma                                      0.06               0.05


For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1998 and 1997, respectively: dividend rate of -0- for both years; price volatility of
77.44 and 99.49 percent; risk-free interest rate of 5.83 and 5.92 percent; and expected lives of approximately 6 and 4 years. The weighted-average fair values of options granted during 1998 and 1997 were $0.53 and $0.76, respectively.

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the statement have been applied only to options granted after September 30, 1995.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Options, Warrants, and Subsequent Events (Continued)

Additional information relating to all outstanding options as of September 30, 1998 and 1997, is as follows:

                                                              1998                                 1997
                                                ----------------------------------    --------------------------------
                                                                Weighted-Average                      Weighted-Average
                                                                 Exercise Price                       Exercise Price
                                                    Shares                                Shares
----------------------------------------------- --------------- ------------------ -- --------------- ----------------
Options outstanding at beginning of year            962,585         $   1.76              723,584        $   1.76
   Options exercised                                (19,750)            1.02              (40,000)           0.50
   Options expired                                  (95,585)            3.49              (43,499)           1.60
   Options granted                                  253,000             1.52              322,500            1.07
                                                --------------- ------------------ -- --------------- ----------------
Options outstanding at end of year                1,100,250         $   1.41              962,585        $   1.58
                                                =============== ================== == =============== ================

Options exercisable at end of year                  488,125         $   1.60              343,084        $   2.23
                                                =============== ================== == =============== ================

The following table summarizes information about stock options outstanding at September 30, 1998:

                                                 Options Outstanding                    Options Exercisable
                                         ------------------------------------    ------------------------------
                                         Weighted Average
                                            Remaining
                          Number           Contractual      Weighted-Average         Number         Weighted-Average
Range of Exercise     Outstanding at           Life             Exercise         Exercisable at         Exercise
      Prices        September 30, 1998       (Years)              Price        September 30, 1998        Price
------------------- ------------------- ------------------- ------------------ ------------------- -------------------
$  0.50-0.88             221,250               2.08             $  0.53             165,750             $  0.53
   1.00-1.44             525,500               3.84                1.20             186,125                1.27
   1.56-1.75             248,500               3.57                1.62              37,500                1.75
   2.00-2.94              45,000               0.95                2.42              38,750                2.49
   4.95                   60,000               0.08                4.95              60,000                4.95
------------------- ------------------- ------------------- ------------------ ------------------- -------------------
$  0.50-4.95           1,100,250               3.10             $  1.41             488,125             $  1.60
=================== =================== =================== ================== =================== ===================

Stock warrants: A summary of warrants follows:

                                                                     Price Range                    Shares
------------------------------------------------------------ ---------------------------- ----------------------------
Outstanding, September 30, 1996                                            $ 0.50 - 4.50            3,712,546
   Exercised                                                                        0.50              (46,709)
                                                             ---------------------------- ----------------------------
Outstanding, September 30, 1997                                                0.50-4.50            3,665,837
   Exercised                                                                   0.50-0.75             (251,664)
                                                             ---------------------------- ----------------------------
Outstanding, September 30, 1998                                              $ 0.50-4.50            3,414,173
                                                             ============================ ============================


SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Options, Warrants, and Subsequent Events (Continued)

Warrants expire as follows:

Expiration Date                                                  Shares
----------------------------------------------------- ------------------------
October 20, 1998                                                400,000 (1)
October 31, 1998                                                528,873 (2)
February 2,1999                                               2,390,000
December 9, 1999                                                 15,300
February 2, 2001                                                 80,000
                                                               ---------
                                                              3,414,173


(1) Subsequent to year end, warrants for 395,000 shares of the Company's common stock were exercised for $197,500. In addition, warrants for 5,000 shares of the Company's common stock expired.

(2) Subsequent to year end, warrants for 408,873 shares of the Company's stock were exercised for $204,437. In addition, warrants for 120,000 shares of the Company's common stock expired.

Note 9.  Related-Party Transactions

The Company purchased marketing and advertising services from two organizations owned by members of the Board of Directors. Total expenditures for these services were approximately $99,000 and $113,000 for 1998 and 1997, respectively.

The Company purchased certain raw materials from a vendor that is also a Preferred Stock shareholder. Total purchases for these materials were approximately $273,000 and $197,000 for fiscal years 1998 and 1997, respectively.

Note 10.  Earnings Per Share

The Financial Accounting Standards Board has issued Statement No. 128 (SFAS No.
128), Earnings Per Share, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Earnings Per Share (Continued)

The Company initially applied SFAS No. 128 for the year ended September 30, 1998 and, as required by the statement, has restated all per share information for the prior year.


                                                                              1998                     1997
-------------------------------------------------------------------- ------------------------ ------------------------
Earnings:
   Net income                                                          $      694,496           $      435,729
   Less preferred stock dividends                                             (75,000)                       -
                                                                     ------------------------ ------------------------
Income available to common stockholders                                $      619,496           $      435,729
                                                                     ======================== ========================

Weighted-average shares:
   Basic weighted-average shares                                            6,882,453                6,692,100
   Adjustments for dilutive shares:
       Options and warrants                                                   968,896                1,230,680
                                                                     ------------------------ ------------------------
Diluted weighted-average shares                                             7,851,349                7,922,780
                                                                     ======================== ========================

Basic earnings per share                                               $         0.09           $         0.07
                                                                     ======================== ========================

Diluted earnings per share                                             $         0.08           $         0.05
                                                                     ======================== ========================



For the year ended September 30, 1998, the conversion of preferred stock has not been assumed due to an antidilutive impact on the calculation of diluted earnings per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The names and ages of the executive officers of the Registrant and their positions and offices held as of December 11, 1998 are as follows:

         Name                   Age                   Position with Company

         Joel P. Bachul         56                    President and Chief
                                                      Executive Officer

         A. Merrill Ayers       52                    Senior Vice President,
                                                      Treasurer, Chief Financial
                                                      Officer and Secretary

         Thomas C. House        52                    Vice President of
                                                      Corporate Planning

         William J. Schuch      45                    Vice President of Sales

         Joel P. Bachul, has been the Chief Executive Officer and President of the Company since December 1, 1994. From August 1991 until July 1994, Mr. Bachul served as the Executive Vice President and Chief Operating Officer of Old Home Foods, Inc., a food processing and distribution concern. From July 1990 until July 1991, Mr. Bachul was the Executive Vice President and Chief Operating Officer of Bell Cold Storage which provides public and cold storage services. Mr. Bachul served as Senior Vice President of J.P. Foodservice, a foodservice distributor, from July 1989 through February 1990. From 1980 until July 1989, Mr. Bachul served as Vice President, Senior Vice President and Chief Operating Officer of PYA/Monarch, also a foodservice distributor.

         A. Merrill Ayers, has served as Treasurer, Chief Financial Officer and Secretary of the Company since November 9, 1994 and as Senior Vice President of Finance and Administration since October 1998. Prior to joining the Company, Mr. Ayers served as Senior Vice President of ITT Consumer Financial Corp. from June 1992 until February 1994.

         Thomas C. House, has served as Vice President of Operations from March 1993 through October 1998 and as Vice President of Corporate Planning since October 1998. From December 1988 until March 1993, Mr. House was the plant manager at the Rosemount, Minnesota plant facilities of Continental Nitrogen & Resource Corporation, a manufacturer of ammonium nitrate-based products and fertilizers.

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

         The information required by Item 9 relating to directors and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, which appear in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference to the section labeled "Executive Compensation" which appears in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference to the sections labeled "Principal Shareholders" and "Management Shareholdings" which appear in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference to the section labeled "Certain Transactions" which appears in the Registrant's definite Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last fiscal quarter of the Registrant's 1998 fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            SPARTA FOODS, INC.

Dated:  December 16, 1998                   By:  /s/  Joel P. Bachul
                                               --------------------------------
                                                Jack P. Bachul, President

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

Signature and Title                                               Date

/s/  Joel P. Bachul                                         December 16, 1998
----------------------------------------
Joel P. Bachul, President and Director
(Principal Executive Officer)

/s/  A. Merrill Ayers                                       December 16, 1998
-----------------------------------------
A. Merrill Ayers, Chief Financial Officer
(Principal Accounting Officer)

/s/  Larry P. Arnold                                        December 16, 1998
-----------------------------------------
Larry P. Arnold, Director

/s/  Edward K. Jorgensen                                    December 16, 1998
-----------------------------------------
Edward K. Jorgensen, Director

/s/  John D. Johnson                                        December 16, 1998
-----------------------------------------
John D. Johnson, Director

/s/  Michael J. Kozlak                                      December 16, 1998
-----------------------------------------
Michael J. Kozlak, Director

/s/  R. Dean Nelson                                         December 16, 1998
-----------------------------------------
R. Dean Nelson, Director

                               SPARTA FOODS, INC.

                          EXHIBIT INDEX TO FORM 10-KSB

Exhibit
Number   Description

3.1 Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 3(i)(5) of the Company's Report on Form 8-K dated February 24, 1998.)*

3.2      By-Laws, as amended to date.

4.1 Form of Certificate for Common Stock of Sparta Foods, Inc. (Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1994.)*

10.1** Amended and Restated Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the period ended September 30, 1996.)*

10.2 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,560,808). (Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1990.) *

10.3 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,341,156). (Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1990.)*

10.4 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and U Canasta of Minnesota, Inc. (Reg. No. 1,434,854). (Incorporated by reference to the Company's Form 10-K for the period ended December 31, 1990.)*

10.5 License Agreement between La Canasta of Minnesota, Inc. and Mexican Foods, Inc., dated October 28, 1993, and relating to the use of the trade name "La Campana Paradiso" and "Paradiso." (Incorporated by reference to the Company's Report on Form 8-K with a Date of Report of October 28, 1993.)*

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number   Description

10.6     Distributorship   Agreement   dated  January  21,  1994  between
         Crystal   Farms   Refrigerated Distribution  Company  and  Sparta
         Foods, Inc. (Incorporated by reference to the Company's Amendment No. 2 on Form 10-KSB/A to the Form 10-KSB for the period ended September 30, 1993.)*

10.7 Addendum No. 1 to Distributor Agreement dated July 20, 1995 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to the Company's Form 10-QSB for the period ended June 30, 1995.)*

10.8 Distributor Agreement dated January 2, 1996, between Catalina Specialty Foods, Inc. and the Company. (Incorporated by reference to Exhibit 10.40 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.9 Form of Warrant issued to certain investors who purchased units, consisting of common stock and warrants, pursuant to the Company's private placement dated February 3, 1996. (Incorporated by reference to Exhibit 10.41 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.10 Registration Rights Agreement dated February 2, 1996, between and among the company and certain shareholders who purchased units pursuant to the Company's private placement. (Incorporated by reference to Exhibit 10.42 to the Company's Form 10-QSB for the period ended March 31, 1996.)*

10.11** Salary Continuation Agreement dated August 1995 between the Registrant and Joel P. Bachul (Incorporated by reference to
         Exhibit 10.39 to the Company's Form 10-KSB for the year ended September 30, 1996).*

10.12** Salary Continuation Agreement dated August 1995 between the Registrant and A. Merrill Ayers (Incorporated by reference to
         Exhibit 10.40 to the Company's Form 10-KSB for the year ended September 30, 1996).*

10.13** Salary Continuation Agreement dated August 1995 between the Registrant and Thomas C. House (Incorporated by reference to
         Exhibit 10.41 to the Company's Form 10-KSB for the year ended September 30, 1996).*

10.14 Distribution Agreement dated February 14, 1997 between the Company and Marigold Foods, Inc. (Incorporated by reference to Exhibit
         10.45 to the Company's Form 10-QSB for the period ended March 31, 1997.*

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number   Description

10.15 Commercial Lease between First Industrial L.P. and Sparta Foods, Inc., effective September 1, 1997 for a 15-year period (Incorporated by reference to Exhibit 10.46 to the Company's Form 10-QSB for the period ended June 30, 1997).*

10.16** Employment Agreement dated November 14, 1997 between the Company and William J. Schuch. (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB for the period ended September 30, 1997.)*

10.17 Loan Agreement dated as of July 1, 1997 between the Company and Minnesota Agricultural and Economic Development Board. (Incorporated by reference to Exhibit 10.40 to the Company's Form 10-KSB for the period ended September 30, 1997.)*

10.18 Stock Purchase Agreement dated February 23, 1998 between the Company and Harvest States Cooperatives. (Incorporated by reference to Exhibit 10.40 to the Company's Form 8-K dated February 24, 1998.)*

10.19 Term Loan and Credit Agreement, Security Agreement and Guaranty Agreement dated June 24, 1998 between the Company and Norwest
         Bank  Minnesota,  National  Association.   (Incorporated  by
         reference to Exhibit 10.1 to the Company's Form 10-QSB for the period ended June 30, 1998.)

11       Sparta Foods, Inc.  Computation of Net Income per Common Share.

21 Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 to the Company's Form 8-K dated February 24, 1998.)

23       Consent of independent public accountant.

24       Power of Attorney (included on signature page of this Form 10-KSB)

27       Financial Data Schedule (filed in electronic format only)

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.