Form 10QSB
period 1998-12-31
SPARTA FOODS INC
filed 1999-01-20
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


X Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

         For the quarterly period ended December 31, 1998.

         Transition Report under Section 13 or 15 (d) of the Exchange Act.

For the transition period from  ______ to ______.

                        Commission File Number 000-19318

                               SPARTA FOODS, INC.
        (exact name of small business issuer as specified in its charter)

       Minnesota                                        41-1618240
(state or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   1565First Avenue NW, New Brighton, MN 55112
                    (Address of principal executive offices)

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

                 7,851,416 of Common Stock at January 18, 1999.

Transitional Small Business Disclosure Format:  Yes  _____        No     X

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                         3

                 Condensed Consolidated Balance Sheets at
                 December 31, 1998 and September 30, 1998                     3

                 Condensed Consolidated Statements of Operations for
                 the three-month periods ended December 31, 1998 and 1997     4

                 Condensed Consolidated Statements of Cash Flows for the
                 three-month periods ended December 31, 1998 and 1997         5

                 Notes to Condensed Consolidated Financial Statements
                 - December 31, 1998                                          6

         Item 2. Management's Discussion and Analysis or Plan of Operation    8



PART II. OTHER INFORMATION

         Item 2. Changes in Securities                                       12

         Item 6. Exhibits and Reports on Form 8-K                            12


SIGNATURES                                                                   13

EXHIBIT INDEX                                                                14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets

                                                                              December 31    September 30
                                                                                  1998            1998
                                                                             ------------    ------------
                                                                              (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                 $  1,383,174    $  1,131,255
   Accounts receivable, less allowances of $30,000                                868,004         877,752
   Inventories:
      Finished goods                                                              504,303         436,784
      Raw materials and packaging                                                 423,645         396,396
  Prepaid expenses                                                                242,251         198,752
  Income tax receivable                                                             4,746           4,746
  Deferred tax asset                                                               43,000          43,000
                                                                             ------------    ------------
Total current assets                                                            3,469,123       3,088,685
                                                                             ------------    ------------
Property and Equipment                                                          9,208,646       9,045,342
   Less accumulated depreciation                                                2,982,287       2,788,399
                                                                             ------------    ------------
                                                                                6,226,359       6,256,943
                                                                             ------------    ------------
Other Assets
   Restricted cash                                                                201,613         242,059
  Covenants not-to-compete, less accumulated amortization of
     $ 41,089 and $39,424, respectively                                            58,911          60,576
   Goodwill, less accumulated amortization of $88,613 and
     $85,404, respectively
                                                                                  424,759         427,968
   Deferred financing costs, less accumulated amortization of
      $ 69,181 and $64,778, respectively                                          128,853         133,256
   Deferred tax asset                                                             219,100         227,000
   Other                                                                          230,510         284,698
                                                                             ------------    ------------
                                                                                1,263,746       1,375,557
                                                                             ------------    ------------
                                                                             $ 10,959,228    $ 10,721,185
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Current maturities of long-term debt                                      $    374,447    $    367,377
   Accounts payable                                                               548,104         506,874
   Accrued expenses                                                               344,144         469,448
                                                                             ------------    ------------
            Total current liabilities                                           1,266,695       1,343,699
                                                                             ------------    ------------
Long-term Debt, less current maturities                                         2,570,765       2,667,623
                                                                             ------------    ------------
Stockholders Equity
   Preferred Stock, authorized 1,000,000 shares, $1,000 par value;
      issued and outstanding 2,500 shares                                       2,500,000       2,500,000
   Common Stock, authorized 15,000,000 shares, $0.01 par value;
      issued and outstanding 7,842,295 and 7,037,172 shares, respectively          78,423          70,371
   Additional paid-in capital                                                   5,369,141       4,977,092
   Accumulated deficit                                                           (825,796)       (837,600)
                                                                             ------------    ------------
                                                                                7,121,768       6,709,863
                                                                             ------------    ------------
                                                                             $ 10,959,228    $ 10,721,185
                                                                             ============    ============

See Notes to Condensed Consolidated Financial Statements

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                             For the three months
                                                                      ended
                                                                   December 31
                                                               1998           1997
                                                            -----------    -----------
Net sales                                                   $ 3,675,024    $ 3,812,157

Cost of sales                                                 2,593,863      2,763,502
                                                            -----------    -----------

   Gross profit                                               1,081,161      1,048,655

Selling, general, and administrative expenses                 1,043,111      1,004,075
                                                            -----------    -----------

    Operating income                                             38,050         44,580

Other income, net                                                32,252         38,232

Interest expense                                                (50,598)       (91,682)
                                                            -----------    -----------

    Income (Loss) before income tax                              19,704         (8,870)

Provision for income tax                                          7,900            950
                                                            -----------    -----------

   Net income (loss)                                        $    11,804    $    (9,820)
                                                            ===========    ===========


Basic and Diluted Earnings per share                        $      --      $      --
                                                            ===========    ===========

Weighted average number of common shares outstanding
                                                              7,650,090      6,784,390
                                                            ===========    ===========







See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            For the three months
                                                                             ended December 31
                                                                            1998             1997
Cash Flows from Operating Activities
   Net income (loss)                                                   $    11,804    $    (9,820)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and Amortization                                     203,165        160,273
       Deferred taxes                                                        7,900           --
         Changes in assets and liabilities:
            Accounts receivable                                              9,748        (67,700)
            Inventories                                                    (94,768)       133,263
            Prepaid expenses                                               (43,499)         3,471
            Accounts payable and accrued expenses                          (84,074)      (341,294)
                                                                       -----------    -----------
                 Net cash provided by (used in) operating activities        10,276       (121,807)
                                                                       -----------    -----------
Cash Flows from Investing Activities
   Decrease in restricted cash                                              40,446      1,456,755
   Purchases of equipment                                                 (163,304)    (1,660,560)
   Change in deposits and other assets                                      54,188        (10,484)
                                                                       -----------    -----------
                 Net cash used in investing activities                     (68,670)      (214,289)
                                                                       -----------    -----------

Cash Flows from Financing Activities
   Net borrowings on line of credit                                           --          379,187
   Repayment of Long-term Debt, net                                        (89,788)       (51,292)
   Issuance of Common Stock, net of costs                                  400,101         13,013
   Deferred financing costs                                                   --           (4,812)
                                                                       -----------    -----------
                 Net cash provided by financing activities                 310,313        336,096
                                                                       -----------    -----------
                 Net increase in cash                                      251,919           --
Cash and cash equivalents
   Beginning of period                                                   1,131,255            600
                                                                       -----------    -----------
   End of period                                                       $ 1,383,174    $       600
                                                                       ===========    ===========

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                         $    50,095    $    87,519
      Income taxes                                                            --            2,000
                                                                       ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1998
                                   (unaudited)

NOTE 1.  GENERAL

         The unaudited condensed consolidated balance sheet at December 31, 1998, the condensed consolidated statements of operations for the three-month periods ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 1998 and 1997, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1999.

         The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1998 and 1997, contained in Form 10-KSB and Management's Discussion and Analysis or Plan of Operation contained herein.


NOTE 2.  FINANCING AGREEMENTS

         The Company has a line of credit (the "Line of Credit") and term loan (the "Term Loan") with a bank, secured by certain assets. Maximum borrowings under the Line of Credit are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime (7.75 percent at December 31, 1998). The Company is to maintain certain minimum net worth and debt service coverage levels.

         The Company has a loan acquired through the State of Minnesota related to a revenue bond issuance. The loan is due in monthly installments that vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. At December 31, 1998, $1,756,667 is outstanding. The Company is to maintain certain net worth and debt service coverage levels. In addition certain dividend restrictions are stipulated and a debt service reserve fund and a construction fund have been established. The debt service reserve fund will remain until all loan obligations have been satisfied. The construction fund represents undisbursed loan proceeds that are available for approved equipment expenditures. These fund amounts have been reflected on the consolidated balance sheet as restricted cash.


NOTE 3.  INCOME TAX

         Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, net of deferred tax liabilities for temporary differences. For the three-month period ended December 31, 1998, income taxes have been computed at the federal and state statutory rates. For the three-month period ended December 31, 1997, income taxes are based upon a minimum state tax.

NOTE 4.  PREFERRED STOCK

         On February 24, 1998, the Company issued 2,500 shares of Preferred Stock, Series 1998. The shares are convertible at any time at the rate of 606.06 shares of Common Stock for each share of Preferred Stock. The holders of the preferred stock have the right to require the Company to repurchase the stock in the event of a change in control authorized by the Board of Directors or if the Company is in default with certain covenants as defined in the agreement. The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cash dividends at the rate of 5% annually or, at the option of the Company, dividends of shares of additional Preferred Stock at the rate of 7.5% annually. Dividends are fully cumulative, accumulate without interest from the date the Preferred Stock was originally issued, and, if declared by the Board of Directors, are payable, semi-annually on January 1st and July 1st. At December 31, 1998, cumulative and undeclared cash dividends totaled $106,250 or $42.50 per share of preferred stock.


NOTE 5.  NET INCOME PER COMMON SHARE

         The Company is complying with "Statement of Financial Accounting Standards No. 128, Earnings per Share" (FAS 128). FAS 128 requires the presentation of basic earnings per share (EPS) and diluted earnings per share amounts. Basic EPS is the net income related to the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution assuming the issuance of common stock for stock options and warrants exercisable under the treasury stock method and also considers the potential conversion of convertible preferred stock.

         For the three-month periods ended December 31, 1998 and 1997, diluted EPS does not include the assumed conversion of option, warrants and preferred stock due to an antidilutive impact.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION


Overview

         La Canasta of Minnesota, Inc. ("La Canasta"), the predecessor of Sparta Foods, Inc. (the "Company"), and now a wholly-owned subsidiary of the Company, began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. The Company was organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, the Company acquired all of the outstanding capital stock of La Canasta. Since 1991, the Company has completed acquisitions and secured new broker and distributor relationships which has expanded its trademark retail brands to include Cruz, Chapala, Mexitos and La Campana Paradiso, its retail distribution network to include Crystal Farms Refrigerated Distribution Company, Marigold Foods, Inc. and Royal Foods, Inc. and its food service customers to include McDonald's, Perkins, Friendly's and Carlos O'Kelly restaurants.


Results of Operations

         The Company's net sales of $3,675,024 decreased $137,133 (3.6%) for the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. This decrease primarily resulted from the Company's loss of its largest private label barbecue sauce customer during the second quarter of fiscal 1998. Sales to this customer totaled approximately $243,000 (6.4%) for the three months ended December 31, 1997.

         Gross profit, as a percentage of net sales, for the three months ended December 31, 1998, was 29.4% compared to 27.5% for the three months ended December 31, 1997. This increase was primarily due to more favorable operating efficiencies during the quarter associated with the move to the new and improved manufacturing facility and utilization of new equipment as compared to operating in two manufacturing locations in the comparable quarter of the prior year.

         Selling, general and administrative expenses of $1,043,111 increased $39,036 or 3.9% in the three months ended December 31, 1998, as compared to the three months ended December 31, 1997. This increase is due mainly to the hiring of additional sales personnel to implement the Company's long-term sales growth objectives.

         Interest expense of $50,598 decreased $41,084 (44.8%) for the three months ended December 31, 1998 compared to the three months ended December 31, 1997. This decrease is due primarily to significant debt reductions during the second and third quarters of fiscal 1998 related to the use of proceeds from the issuance of preferred stock and the sale of rental property. The Company recorded a current federal and state income tax provision of $7,900 as compared to a minimum state tax provision of $950 during the previous year's quarter.

Liquidity and Capital Resources

         The Company financed its current activities primarily through cash generated from its operations and the issuance of common stock resulting from the exercise of warrants.

         Cash provided by operating activities during the three months ended December 31, 1998 was $10,276 consisting principally of depreciation and amortization of $203,165 and net income of $11,804 offset by a decrease in accounts payable and accrued expenses of $84,074 and an increase in inventories and prepaid expenses of $138,267. Cash used in investing activities was $68,670 consisting principally of the purchase of equipment of $163,304 offset by the utilization of restricted cash of $40,446 and a decrease in deposits and other assets of $54,188. Cash provided by financing activities was $310,313 consisting of $400,101 in net proceeds from the issuance of common stock offset by a $89,788 reduction in long-term debt.

         During October 1998, the Company received an aggregate of $401,937 and issued an aggregate of 803,873 shares of common stock related to warrants with expiration dates of October 20, 1998 and October 31, 1998.

         At December 31, 1998, the Company had cash of $1,383,174 and working capital of $2,202,428. The Company believes that its bank credit facilities and cash flow from operations will be sufficient to meet its operating requirements through fiscal 1999.


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

         The foregoing statements contained in this Outlook section of Management's Discussion and Analysis or Plan of Operation and those relating to the Company's operating requirements through fiscal 1999 contained in Management's Discussion and Analysis or Plan of Operation are forward looking statements that involve a number of risks and uncertainties. Some additional factors that could cause actual results to differ materially include but are not limited to seasonality of its sales and raw materials cost fluctuations, which are discussed above, and the following:


         Reliance on Principal Customers. During 1998, sales to Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Catalina Specialty Foods, Inc. accounted for approximately 25% and 12%, respectively, of the Company's sales, and management expects Crystal Farms to account for a greater percentage of the Company's sales in the future. Crystal Farms is the Company's largest single distributor of its retail products and has a significant impact on the Company's growth in the retail market. Although the Company and Crystal Farms operate under a distribution agreement, the loss of Crystal Farms as a customer would have a material and adverse effect on the Company's sales and profitability and future growth.


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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended December 31, 1998, the Company sold shares of its Common Stock without registration under the Securities Act of 1933, as follows:

             Aggregate
              Number
            of Shares of                                                    Total           Exemption
 Date       Common Stock            Purchaser                           Purchase Price     Relied Upon

10/15/98      130,674         Issued to existing security holders          $  65,337       Section 4(2)
                              upon exercise of warrants
10/20/98      405,000         Issued to existing security holders          $ 202,500       Section 4(2)
                              upon exercise of warrants
10/31/98      268,199         Issued to existing security holders          $ 134,100       Section 4(2)
                              upon exercise of warrants



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


     11       Computation of Earnings Per Common Share.

     27       Financial Data Schedule (filed only in electronic format):



(b)  Reports on Form 8-K


     A report on Form 8-K was not filed during the quarter ended December 31, 1998.





                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          SPARTA FOODS, INC.
                                          (Registrant)

Dated:    January 19, 1999                By: /s/ Joel P. Bachul
                                          Joel P. Bachul,
                                          President and Chief Executive Officer


Dated:    January 19, 1999                By: /s/ A. Merrill Ayers
                                          A. Merrill Ayers
                                          Treasurer, Secretary and
                                          Chief Financial Officer