Form 10QSB
period 1999-03-31
SPARTA FOODS INC
filed 1999-04-28
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      X               Quarterly Report under Section 13 or 15 (d) of the
   -------                  Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1999.

   -------       Transition Report under Section 13 or 15 (d) of the
                   Exchange Act.

For the transition period from  __________________ to ________________________.

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

                  10,191,416 of Common Stock at April 28, 1999.

Transitional Small Business Disclosure Format:  Yes  _____        No     X

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                             QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS
                                                                         PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.           Financial Statements                            3

                           Condensed Consolidated Balance Sheets
                           At March 31, 1999 and September 30, 1998        3

                           Condensed Consolidated Statements of
                           Operations for the three-month periods
                           and the six-month periods ended
                           March 31, 1999 and 1998                         4

                           Condensed Consolidated Statements of
                           Cash Flows for the six-month periods
                           ended March 31, 1999 and 1998                   5

                           Notes to Condensed Consolidated Financial
                           Statements - March 31, 1999                     6

         Item 2.           Management's Discussion and Analysis or         8
                           Plan of Operation


PART II. OTHER INFORMATION

         Item 2.           Changes in Securities                          12

         Item 6.           Exhibits and Reports on Form 8-K               12


SIGNATURES                                                                13

EXHIBIT INDEX                                                             14

                           PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets

                                                                                                March 31           September 30
                                                                                                  1999                  1998
                                                                                         ----------------------- -----------------
                                                                                              (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                               $  2,460,201           $  1,131,255
   Accounts receivable, less allowances of $30,000                                              762,970                877,752
   Deposits receivable                                                                          359,902                    -
   Inventories:
      Finished goods                                                                            516,362                436,784
      Raw materials and packaging                                                               687,593                396,396
  Prepaid expenses                                                                              323,442                198,752
  Income tax receivable                                                                           1,746                  4,746
  Deferred tax asset                                                                             43,000                 43,000
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          5,155,216              3,088,685
-------------------------------------------------------------------------------------------------------------------------------
Property and Equipment                                                                        9,393,633              9,045,342
   Less accumulated depreciation                                                              3,182,340              2,788,399
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              6,211,293              6,256,943
-------------------------------------------------------------------------------------------------------------------------------
Other Assets
   Restricted cash                                                                              202,645                242,059
   Covenants not-to-compete, less accumulated amortization of
     $42,754 and $39,424, respectively                                                           57,246                 60,576
   Goodwill, less accumulated amortization of $91,824 and $85,404, respectively                 421,549                427,968
   Deferred financing costs, less accumulated amortization of
      $77,232 and $64,778, respectively                                                         122,490                133,256
   Deferred tax asset                                                                           227,000                227,000
   Other                                                                                        203,724                284,698
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              1,234,654              1,375,557
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          $  12,601,163           $ 10,721,185
===============================================================================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Current maturities of long-term debt                                                        $381,795            $   367,377
   Accounts payable                                                                             665,333                506,874
   Accrued expenses                                                                             423,020                469,448
-------------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                         1,470,148              1,343,699
-------------------------------------------------------------------------------------------------------------------------------
Long-term Debt, less current maturities                                                       2,471,474              2,667,623
-------------------------------------------------------------------------------------------------------------------------------
Stockholders Equity
   Preferred Stock, authorized 1,000,000 shares, $1,000 par value;
      issued and outstanding 2,500 shares                                                     2,500,000              2,500,000
   Common Stock, authorized 15,000,000 shares, $0.01 par value; issued and outstanding
     10,191,416 and 7,037,172 shares, respectively                                              101,914                 70,371
   Additional paid-in capital                                                                 7,100,150              4,977,092
   Accumulated deficit                                                                       (1,042,523)              (837,600)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              8,659,541              6,709,863
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          $  12,601,163           $ 10,721,185
===============================================================================================================================
See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                          For the three months                        For the six months
                                                                  ended                                      ended
                                                                March 31                                   March 31
--------------------------------------------------------------------------------------------------------------------------
                                                          1999                1998                 1999               1998
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                $   3,430,866      $   3,265,503       $  7,105,890        $  7,077,660

Cost of sales                                                2,545,010          2,453,627          5,138,873           5,217,129
----------------------------------------------------------------------------------------------------------------------------------

   Gross profit                                                885,856            811,876          1,967,017           1,860,531

Selling, general, and administrative expenses                1,095,849            807,362          2,138,960           1,811,437
----------------------------------------------------------------------------------------------------------------------------------

    Operating income (loss)                                   (209,993)             4,514           (171,943)             49,094

Other income, net                                               36,809             37,760             69,061              75,992

Interest expense                                               (48,443)          (110,580)           (99,041)           (202,262)
----------------------------------------------------------------------------------------------------------------------------------

    Loss before income tax                                    (221,627)           (68,306)          (201,923)            (77,176)

Provision for income tax                                        (4,900)                50              3,000               1,000
----------------------------------------------------------------------------------------------------------------------------------

   Net loss                                                   (216,727)           (68,356)          (204,923)            (78,176)

   Preferred dividends                                         (31,250)           (11,986)           (62,500)            (11,986)
----------------------------------------------------------------------------------------------------------------------------------

   Net loss available to common shareholders                  (247,977)           (80,292)          (267,423)            (90,162)
==================================================================================================================================

Basic and Diluted loss per share                             $    (.03)         $    (.01)          $   (.03)          $    (.01)
==================================================================================================================================

Weighted average number of common shares outstanding         9,358,909          6,798,637          8,504,500           6,791,435
==================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                   For the six months
                                                                                      ended March 31
                                                                                    ------------------
                                                                                 1999               1998
                                                                                 ----               ----
Cash Flows from Operating Activities
   Net Loss                                                                   $  (204,923)        $ (78,176)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and Amortization                                            414,944           302,475
         (Gain) Loss on the Sale of Equipment                                       1,457              (512)
         Changes in assets and liabilities:
            Accounts receivable                                                   114,782            64,006
            Deposits receivable                                                  (359,902)              -
            Inventories                                                          (370,775)          138,715
            Prepaid expenses                                                     (124,690)          (63,745)
            Income tax receivable                                                   3,000               -
            Accounts payable and accrued expenses                                 112,031          (943,493)
------------------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                           (414,076)         (580,730)
------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Decrease in restricted cash                                                     39,414         1,594,067
   Purchases of equipment                                                        (350,236)       (1,734,309)
   Proceeds from the sale of equipment                                               -               11,675
   Change in deposits and other assets                                             80,974           (51,833)
------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                           (229,848)         (180,400)
------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Net payments on the line of credit                                                -             (834,209)
   Net borrowings (payments) on Long-term Debt                                   (181,731)          182,231
   Issuance of Common Stock, net of costs                                       2,154,601            10,763
   Issuance of Preferred Stock, net of costs                                         -            2,356,441
   Deferred financing costs                                                          -               (4,812)
------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                      1,972,870         1,710,414
------------------------------------------------------------------------------------------------------------
                 Net increase in cash                                           1,328,946           949,284
Cash and cash equivalents
   Beginning of period                                                          1,131,255               600
------------------------------------------------------------------------------------------------------------
   End of period                                                              $ 2,460,201        $  949,884
============================================================================================================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                                   $100,503         $ 208,280
      Income taxes                                                                   -                4,500
============================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

NOTE 1.  GENERAL

     The unaudited condensed consolidated balance sheet at March 31, 1999, the condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 1999 and 1998, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1999.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1998 and 1997, contained in Form 10-KSB and Management's Discussion and Analysis or Plan of Operation contained herein.


NOTE 2.  FINANCING AGREEMENTS

     The Company has a line of credit (the "Line of Credit") and term loan (the "Term Loan") with a bank, secured by certain assets. Maximum borrowings under the Line of Credit are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime (7.75 percent at March 31, 1999). At March 31, 1999 and September 30, 1998, $0 is outstanding on the Line of Credit and $1,131,602 and $1,243,333, respectively, is outstanding on the Term Loan. The Company is to maintain certain minimum net worth and debt service coverage levels.

     The Company has a loan acquired through the State of Minnesota related to a revenue bond issuance. The loan is due in monthly installments that vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. At March 31, 1999, $1,721,667 is outstanding. The Company is to maintain certain net worth and debt service coverage levels. In addition certain dividend restrictions are stipulated and a debt service reserve fund has been established. The debt service reserve fund will remain until all loan obligations have been satisfied and is reflected on the consolidated balance sheet as restricted cash.

     In March of 1999, the Company entered into a seven year operating lease agreement for certain new factory equipment to a maximum of $1,229,350. As of March 31, 1999, the Company made deposits totaling $359,902 on equipment subject to the lease agreement. In April 1999, the deposits were returned and lease payments will commence in May. These deposits are reflected on the March 31, 1999 consolidated balance sheet as deposits receivable.

NOTE 3.  INCOME TAX

     Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, net of deferred tax liabilities for temporary differences. Due to losses, for the three-month and six-month periods ended March 31, 1999 and 1998, the provisions for income taxes are based upon a state minimum income tax.


NOTE 4.  PREFERRED STOCK

     In February of 1998, the Company issued 2,500 shares of Preferred Stock, Series 1998. The shares are convertible at any time at the rate of 606.06 shares of Common Stock for each share of Preferred Stock. The holders of the preferred stock have the right to require the Company to repurchase the stock in the event of a change in control authorized by the Board of Directors or if the Company is in default with certain covenants as defined in the agreement. The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cash dividends at the rate of 5% annually or, at the option of the Company, dividends of shares of additional Preferred Stock at the rate of 7.5% annually. Dividends are fully cumulative, accumulate without interest from the date the Preferred Stock was originally issued, and, if declared by the Board of Directors, are payable, semi-annually on January 1st and July 1st. At March 31, 1999, cumulative and undeclared cash dividends totaled $137,500 or $55 per share of preferred stock.


NOTE 5.  NET LOSS PER COMMON SHARE

     The Company is complying with "Statement of Financial Accounting Standards No. 128, Earnings per Share" (FAS 128). FAS 128 requires the presentation of basic earnings or losses per share (EPS) and diluted earnings or losses per share amounts. Basic EPS is the net income or loss related to the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution assuming the issuance of common stock for stock options and warrants exercisable under the treasury stock method and also considers the potential conversion of convertible preferred stock.

     For the three-month and six-month periods ended March 31, 1999 and 1998, diluted EPS does not include the assumed conversion of option, warrants and preferred stock due to an antidilutive impact.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     La Canasta of Minnesota, Inc. ("La Canasta"), the predecessor of Sparta Foods, Inc. (the "Company"), and now a wholly-owned subsidiary of the Company, began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. The Company was organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, the Company acquired all of the outstanding capital stock of La Canasta. Since 1991, the Company has completed acquisitions and secured new broker and distributor relationships which has expanded its trademark retail brands to include Cruz, Chapala, Mexitos and La Campana Paradiso, its retail distribution network to include Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc. and its food service customers to include McDonald's, Perkins, Friendly's and Carlos O'Kelly restaurants.

Results of Operations

     The Company's net sales of $7,105,890 increased $28,230 (0.4%) for the six months ended March 31, 1999, as compared to the six months ended March 31, 1998. Net sales of $3,430,866 increased $165,363 (5.1%) for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. These increases are caused by a growth in sales to established and new customers. This growth is offset by the loss of a significant private label barbecue sauce customer. Net sales to the lost customer totaled approximately $0 and $350,000 (4.9%) for the six-month periods ended March 31, 1999 and 1998, respectively.

     Gross profit, as a percentage of net sales, for the six months ended March 31, 1999, was 27.7% compared to 26.3% for the six months ended March 31, 1998. Gross profit, as a percentage of net sales, for the three months ended March 31, 1999, was 25.8% compared to 24.9% for the three months ended March 31, 1998. These increases are primarily due to more favorable operating efficiencies.

     Selling, general and administrative expenses increased by $327,523 or 18.1% during the six months ended March 31, 1999, as compared to the six months ended March 31, 1998. These expenses increased by $288,487 or 35.7% during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. These increases are due mainly to the hiring of additional sales personnel and consultants to implement the Company's long-term sales growth objectives. In addition, increased advertising and promotional expenses have been incurred on new and existing products in an effort to penetrate new markets.

     Interest expense decreased by $103,221 (51.0%) for the six months ended March 31, 1999 compared to the six months ended March 31, 1998. Interest expense decreased by $62,137 (56.2%) for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. These decreases are due to significant debt reductions as a result of the use of proceeds from the issuance of preferred stock and the sale of rental property in fiscal 1998.

     Due to losses for the six-month periods ended March 31, 1999 and 1998, the Company has recorded provisions for income taxes equal to a state minimum income tax.

     For the reasons discussed above, the net loss for the six-months ended March 31, 1999 was $204,923 compared to a net loss of $78,176 for the same period in 1998. The net loss for the three-months ended March 31, 1999 was $216,727 compared to a net loss of $68,356 for the same period in 1998.


Liquidity and Capital Resources

     The Company financed its current activities primarily through cash generated from the issuance of common stock resulting from the exercise of warrants.

     Cash used in operating activities during the six months ended March 31, 1999 was $414,076 consisting principally of a net loss of $204,923 and an increase in deposits receivable, inventories and prepaid expenses of $855,367 offset by depreciation and amortization of $414,944, a decrease in accounts receivable of $114,782 and an increase in accounts payable and accrued expenses of $112,031. Cash used in investing activities was $229,848 consisting principally of the purchase of equipment of $350,236 offset by the utilization of restricted cash of $39,414 and a decrease in deposits and other assets of $80,974. Cash provided by financing activities was $1,972,870 consisting of $2,154,601 in net proceeds from the issuance of common stock upon exercise of outstanding warrants offset by a $181,731 reduction in long-term debt.

     During October of 1998, the Company received an aggregate of $401,937 and issued an aggregate of 803,873 shares of common stock related to warrants with expiration dates of October 20, 1998 and October 31, 1998. During February of 1999, the Company received an aggregate of $1,755,000 and issued an aggregate of 2,340,000 shares of common stock related to warrants with expiration dates of February 2, 1999.

     During March of 1999, the Company entered into an operating lease agreement for certain new factory equipment to a maximum of $1,229,350. As of March 31, 1999, no equipment had been leased; however, the Company plans to fully utilize this agreement during the second half of fiscal 1999.

     At March 31, 1999, the Company had cash and cash equivalents of $2,460,201 and working capital of $3,685,068. The Company believes that its available cash, cash equivalents, cash flow from operations and existing bank credit facilities will be sufficient to meet its operating requirements through fiscal 1999.


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

Outlook

     The Company's plan in fiscal 1999 is to grow the business by increasing sales and expanding its presence in new geographic territories. The Company plans to grow the business internally as well as through joint ventures and/or acquisitions and through the development of new distribution relationships.

     The Company relies on computer software and hardware systems to manage its information and portions of its manufacturing. The Company is aware of the computer software and hardware issues associated with the programming code in existing computer software programs and non-information technology such as micro-controllers found in computer hardware. The issue is whether systems will properly recognize date sensitive information. Much of the computer software and hardware in use today are unable to recognize a year that begins with "20" instead of "19." Many computers will be unable to recognize the Year 2000 and, as a result, could generate erroneous data or cause a computer to fail. Some computer systems may begin to operate improperly sooner for failure to read other dates.

     The Company has completed an assessment of its exposure to the Year 2000 issue by evaluating its software and hardware systems. The Company's assessment revealed that its exposure to the Year 2000 issue is nominal, and it has upgraded its software and hardware systems to make such systems Year 2000 compliant. Costs associated with the upgrade were immaterial. In addition to evaluating its own systems, the Company has inquired of its major customers and suppliers as to their exposure to the Year 2000 issue to determine the extent to which the Company is indirectly vulnerable to the Year 2000 issues from such customers and suppliers. Many of the Company's customers and suppliers have responded that they believe they are or will be Year 2000 compliant. The Company plans to continue to assess its exposure to the Year 2000 issue and develop plans to address any developments associated with the Year 2000 issue that could have an adverse effect on the Company and its operations.

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

     Reliance on Principal Customers. During 1998, sales to Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Catalina Specialty Foods, Inc. accounted for approximately 25% and 12%, respectively, of the Company's sales. Crystal Farms is the Company's largest single distributor of its retail products and has a significant impact on the Company's growth in the retail market. Although the Company and Crystal Farms operate under a distribution agreement, the loss of Crystal Farms as a customer would have a material and adverse effect on the Company's sales and profitability and future growth.


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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 1999, the Company sold securities without registration under the Securities Act of 1933, as follows:



             Aggregate
              Number
             of Shares
                of                                                            Total
              Common                                                        Purchase            Exemption
 Date     Stock or Options         Purchaser                                  Price             Relied Upon
 ----     ----------------         ---------                                  -----             -----------
2/2/99        2,340,000      Common Stock issued to existing            $    1,755,000          Section 4(2)
                             security holders upon exercise of
                             warrants
2/25/99          35,000      Non-qualified stock options issued at      $            0(1)       Section 4(2)
                             market price to certain management
                             employees

(1) In consideration for service rendered to the Company as an employee.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     10.1 Equipment Lease Agreement dated March 5, 1999 between the Company and Firstar Equipment Finance Corporation.
     11    Computation of Loss Per Common Share.
     27    Financial Data Schedule (filed only in electronic format).



(b)  Reports on Form 8-K


     A report on Form 8-K was not filed during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          SPARTA FOODS, INC.
                                          (Registrant)

Dated:    April 28, 1999                  By: /s/ Joel P. Bachul
                                          Joel P. Bachul,
                                          President and Chief Executive Officer


Dated:    April 28, 1999                  By: /s/ A. Merrill Ayers
                                          A. Merrill Ayers
                                          Treasurer, Secretary and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

10.1 Equipment Lease Agreement dated March 5, 1999 between the Company and Firstar Equipment Finance Corporation.

11                Computation of Loss Per Common Share.

27                Financial Data Schedule (filed only in electronic format).