Form 10QSB/A
period 1999-03-31
SPARTA FOODS INC
filed 1999-07-30
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              FORM 10-QSB/A (No. 1)


   X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999.

  _____           Transition Report under Section 13 or 15(d) of the
                  Exchange Act

                  For the transition period from ______ to ___________

                        Commission File Number 000-19318


                               SPARTA FOODS, INC.
        (Exact name of small business issuer as specified in its charter)


         Minnesota                                           41-1618240
(state or other jurisdiction of                 IRS Employer Identification No.
incorporation or organization)


                  1565 First Avenue NW, New Brighton, MN 55112
                    (Address of principal executive offices)

                                 (651) 697-5500
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  Yes     X                 No

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                  10,191,416 of Common Stock at April 28, 1999.

Transitional Small Business Disclosure Format:   Yes            No    X

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of the Registrant's shareholders was held on Thursday, February 25, 1999.

         (b) At the Annual Meeting a proposal to set the number of directors at six was adopted by a vote of 6,741,259 shares in favor, with 75,454 shares against, 42,033 shares abstaining and -0- shares represented by broker nonvotes.

         (c) Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees, and the following persons were elected directors of the Registrant to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified:

     Nominee             Number of Votes For         Number of Votes Withheld

Larry P. Arnold              6,805,989                     52,757
Joel P. Bachul               6,805,989                     52,757
John D. Johnson              6,805,989                     52,757
Edward K. Jorgensen          6,805,989                     52,757
Michael J. Kozlak            6,805,989                     52,757
R. Dean Nelson               6,805,989                     52,757

         (d) At the Annual Meeting the shareholders adopted an amendment to the Registrant's Articles of Incorporation to provide that the Minnesota Control Share Acquisition Act will not apply to the Company or its shareholders.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPARTA FOODS, INC.
                                       (Registrant)


                                       By /s/ Joel P. Bachul
                                          Joel P. Bachul
                                          President and Chief Executive Officer