Form 10QSB
period 1999-06-30
SPARTA FOODS INC
filed 1999-08-02
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           X               Quarterly Report under Section 13 or 15 (d) of the
     -----------           Securities Exchange Act of 1934.

                           For the quarterly period ended June 30, 1999.

     ___________           Transition Report under Section 13 or 15 (d) of the
                           Exchange Act.

For the transition period from     _____________ to __________________.

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

                     10,191,416 of Common Stock at July 30, 1999.

Transitional Small Business Disclosure Format:  Yes  _____        No     X

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS
                                                                       PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements                                3

                    Condensed Consolidated Balance Sheets
                    At June 30, 1999 and September 30, 1998             3

                    Condensed Consolidated Statements of
                    Operations for the three-month periods
                    and the nine-month periods ended
                    June 30, 1999 and 1998                              4

                    Condensed Consolidated Statements of
                    Cash Flows for the nine-month periods
                    ended June 30, 1999 and 1998                        5

                    Notes to Condensed Consolidated Financial
                    Statements - June 30, 1999                          6

         Item 2.    Management's Discussion and Analysis or             8
                    Plan of Operation



PART II. OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds          12

         Item 4.    Submission of Matters to a Vote of
                    Security Holders                                   12

         Item 6.    Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                             14

EXHIBIT INDEX                                                          15

                           PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets


                                                                                 June 30              September 30
                                                                                   1999                    1998
                                                                          ----------------------- ----------------------
                                                                               (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                        $  2,173,784           $  1,131,255
   Accounts receivable, less allowances of $30,000                                       986,832                877,752
   Deposits receivable                                                                   262,152                    -
   Inventories:
      Finished goods                                                                     466,479                436,784
      Raw materials and packaging                                                      1,008,476                396,396
  Prepaid expenses                                                                       227,330                198,752
  Income tax receivable                                                                    2,746                  4,746
  Deferred tax asset                                                                      43,000                 43,000
------------------------------------------------------------------------------------------------  ----------------------
Total current assets                                                                   5,170,799              3,088,685
------------------------------------------------------------------------------------------------- ----------------------
Property and Equipment                                                                 9,424,536              9,045,342
  Less accumulated depreciation                                                        3,397,917              2,788,399
------------------------------------------------------------------------------------------------- ----------------------
                                                                                       6,026,619              6,256,943
------------------------------------------------------------------------------------------------- ----------------------
Other Assets
  Restricted cash                                                                        206,239                242,059
  Covenants not-to-compete, less accumulated amortization of
      $44,419 and $39,424, respectively                                                   55,581                 60,576
  Goodwill, less accumulated amortization of $95,033 and $85,404,
      respectively                                                                       418,339                427,968
  Deferred financing costs, less accumulated amortization of
      $81,907 and $64,778, respectively                                                  116,127                133,256
  Deferred tax asset                                                                     227,000                227,000
  Other                                                                                  189,865                284,698
------------------------------------------------------------------------------------------------- ----------------------
                                                                                       1,213,151              1,375,557
================================================================================================= ======================
                                                                                   $  12,410,569           $ 10,721,185
================================================================================================= ======================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
  Current maturities of long-term debt                                                  $391,779            $   367,377
  Accounts payable                                                                       517,109                506,874
  Accrued expenses                                                                       368,455                469,448
------------------------------------------------------------------------------------------------- ----------------------
            Total current liabilities                                                  1,277,343              1,343,699
------------------------------------------------------------------------------------------------- ----------------------
Long-term Debt, less current maturities                                                2,368,677              2,667,623
------------------------------------------------------------------------------------------------- ----------------------
Stockholders Equity
  Preferred Stock, authorized 1,000,000 shares, $1,000 par value;
      issued and outstanding 2,500 shares                                              2,500,000              2,500,000
  Common Stock, authorized 15,000,000 shares, $0.01 par value; issued and
      outstanding 10,191,416 and 7,037,172 shares, respectively                          101,914                 70,371
  Additional paid-in capital                                                           7,100,150              4,977,092
  Accumulated deficit                                                                   (937,515)              (837,600)
------------------------------------------------------------------------------------------------- ----------------------
                                                                                       8,764,549              6,709,863
================================================================================================= ======================
                                                                                   $  12,410,569           $ 10,721,185
================================================================================================= ======================
See Notes to Condensed Consolidated Financial Statements.


                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                          For the three months                       For the nine months
                                                                  Ended                                      Ended
                                                                 June 30                                   June 30
------------------------------------------------ ---------------------- ----------------- --- ---------------- -------------------
                                                         1999                 1998                 1999               1998
------------------------------------------------ ---------------------- ----------------- --- ---------------- -------------------
Net sales                                            $       4,092,284         $ 3,969,986  $      11,198,174        $ 11,047,646

Cost of sales                                                2,779,567           2,703,381          7,918,440           7,920,510
------------------------------------------------ ---------------------- ------------------- ------------------ -------------------

   Gross profit                                              1,312,717           1,266,605          3,279,734           3,127,136

Selling, general, and administrative expenses                1,199,293             892,002          3,338,253           2,703,439
------------------------------------------------ ---------------------- ------------------- ------------------ -------------------

    Operating income (loss)                                    113,424             374,603            (58,519)             423,697

Other income, net                                               40,163              41,582            109,224             117,574

Interest expense                                               (47,579)            (77,957)          (146,620)           (280,219)
------------------------------------------------ ---------------------- ------------------- ------------------ -------------------

    Income (loss) before income tax                            106,008             338,228            (95,915)            261,052

Provision for income tax                                         1,000               2,500              4,000               3,500
------------------------------------------------ ---------------------- ------------------- ------------------ -------------------

   Net income (loss)                                           105,008             335,728            (99,915)            257,552

   Preferred dividends                                         (31,250)            (31,250)           (93,750)            (43,750)
------------------------------------------------ ---------------------- ------------------- ------------------ -------------------

   Net income (loss) available to common
     shareholders
                                                                73,758             304,478           (193,665)            213,802
================================================ ====================== =================== ================== ===================

Earnings (loss) per share:
    Basic                                            $             .01         $       .04  $            (.02)       $        .03
    Diluted                                          $             .01         $       .03  $            (.02)       $        .02
================================================ ====================== =================== ================== ===================

Weighted average shares:
     Basic                                                  10,191,416           6,908,152          9,066,085           6,830,341
     Diluted                                                10,429,758          10,650,892          9,066,085           9,215,017
================================================ ====================== =================== ================== ===================

See Notes to Condensed Consolidated Financial Statements.


                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                  For the nine months
                                                                                                     ended June 30
                                                                                                  -------------------
                                                                                                1999               1998
                                                                                                ----               ----
Cash Flows from Operating Activities
   Net income (loss)                                                                           $  (99,915)        $ 257,552
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and Amortization                                                            641,795           527,080
         (Gain) Loss on the sale of equipment and rental property                                   1,420            (6,625)
         Changes in assets and liabilities:
            Accounts receivable                                                                  (109,080)         (120,310)
            Deposits receivable                                                                  (262,152)             -
            Inventories                                                                          (641,775)          128,014
            Prepaid expenses                                                                      (28,578)          (73,749)
            Income tax receivable                                                                   2,000              -
            Accounts payable and accrued expenses                                                 (90,758)         (810,535)
-------------------------------------------------------------------------------- ----- ------------------- -----------------
                 Net cash used in operating activities                                           (587,043)          (98,573)
-------------------------------------------------------------------------------- ----- ------------------- -----------------
Cash Flows from Investing Activities
   Decrease in restricted cash                                                                     35,820         1,602,705
   Purchases of equipment                                                                        (381,138)       (1,880,972)
   Proceeds from the sale of equipment and rental property                                           -              997,095
   Change in deposits and other assets                                                             94,833           (42,667)
-------------------------------------------------------------------------------- ----- ------------------- -----------------
                 Net cash provided by (used in) investing activities                             (250,485)          676,161
-------------------------------------------------------------------------------- ----- ------------------- -----------------
Cash Flows from Financing Activities
   Net payments on the line of credit                                                                -             (834,209)
   Net payments on Long-term Debt                                                                (274,544)       (1,593,392)
   Issuance of Common Stock, net of costs                                                       2,154,601           174,484
   Issuance of Preferred Stock, net of costs                                                         -            2,356,441
   Deferred financing costs                                                                          -               (4,812)
-------------------------------------------------------------------------------- ----- ------------------- -----------------
                 Net cash provided by financing activities                                      1,880,057            98,512
-------------------------------------------------------------------------------- ----- ------------------- -----------------
                 Net increase in cash                                                           1,042,529           676,100
Cash and cash equivalents
   Beginning of period                                                                          1,131,255               600
-------------------------------------------------------------------------------- ----- ------------------- -----------------
   End of period                                                                              $ 2,173,784        $  676,700
================================================================================ ===== =================== =================

Supplemental Disclosures of Cash Flow Information
   Cash payments for:
      Interest                                                                                   $138,020         $ 306,395
      Income taxes                                                                                  2,000             5,750
================================================================================ ===== =================== =================

See Notes to Condensed Consolidated Financial Statements.


                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

NOTE 1.  GENERAL

     The unaudited condensed consolidated balance sheet at June 30, 1999, the condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended June 30, 1999 and 1998, include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 1999.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1998 and 1997, contained in Form 10-KSB and Management's Discussion and Analysis or Plan of Operation contained herein.


NOTE 2.  FINANCING AGREEMENTS

     The Company has a line of credit (the "Line of Credit") and term loan (the "Term Loan") with a bank, secured by certain assets. Maximum borrowings under the Line of Credit are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime (7.75 percent at June 30, 1999). At June 30, 1999 and September 30, 1998, $0 is outstanding on the Line of Credit and $1,073,789 and $1,243,333, respectively, is outstanding on the Term Loan. The Company is to maintain certain minimum net worth and debt service coverage levels.

     The Company has a loan acquired through the State of Minnesota related to a revenue bond issuance. The loan is due in monthly installments that vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. At June 30, 1999, $1,686,667 is outstanding. The Company is to maintain certain net worth and debt service coverage levels. In addition certain dividend restrictions are stipulated and a debt service reserve fund has been established. The debt service reserve fund will remain until all loan obligations have been satisfied and is reflected on the consolidated balance sheet as restricted cash.

     In 1999, the Company entered into an operating lease agreement for certain new factory equipment. As of June 30, 1999, deposits totaling $262,152 on equipment subject to the lease agreement are scheduled to be refunded to the Company in August 1999. These deposits are reflected on the June 30, 1999 consolidated balance sheet as deposits receivable.

NOTE 3.  INCOME TAX

     Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, net of deferred tax liabilities for temporary differences. Due to losses and the availability of tax benefits to offset any regular tax, the provisions for income taxes are based upon a state minimum income tax.


NOTE 4.  PREFERRED STOCK

     In February of 1998, the Company issued 2,500 shares of Preferred Stock, Series 1998. The shares are convertible at any time at the rate of 606.06 shares of Common Stock for each share of Preferred Stock. The holders of the preferred stock have the right to require the Company to repurchase the stock in the event of a change in control authorized by the Board of Directors or if the Company is in default with certain covenants as defined in the agreement. The holders of the Preferred Stock are entitled to receive, when, as and if declared by the Company's Board of Directors, cash dividends at the rate of 5% annually or, at the option of the Company, dividends of shares of additional Preferred Stock at the rate of 7.5% annually. Dividends are fully cumulative, accumulate without interest from the date the Preferred Stock was originally issued, and, if declared by the Board of Directors, are payable, semi-annually on January 1st and July 1st. At June 30, 1999, cumulative and undeclared cash dividends totaled $168,250 or $67.30 per share of preferred stock.


NOTE 5.  NET INCOME (LOSS) PER COMMON SHARE

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

     Diluted EPS for the three-month periods ended June 30, 1999 and 1998 includes 238,342 and 2,227,589, respectively, weighted-average shares assumed issued upon exercise of outstanding options and warrants. In addition, for the three-month period ended June 30, 1998, 1,515,151 shares assumed issued for convertible preferred stock. For the three-month period ended June 30, 1999, the conversion of preferred stock has not been assumed due to an antidilutive impact.

     Diluted EPS for the nine-month period ended June 30, 1998 includes 2,384,676 weighted-average shares assumed issued for options and warrants. For the nine-month period ended June 30, 1999, the issuance of shares for options and warrants has not been assumed due to an antidilutive impact. In addition, for the nine-month periods ended June 30, 1999 and 1998, the conversion of preferred stock has not been assumed due to an antidilutive impact.

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

Results of Operations

     The Company's net sales of $11,198,174 increased $150,528 (1.4%) for the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998. Net sales of $4,092,284 increased $122,298 (3.1%) for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. These increases are caused by a growth in sales to established and new customers. This growth is offset by the loss of a significant private label barbecue sauce customer. Net sales to the lost customer totaled approximately $0 and $370,000 (3.3%) for the nine-month periods ended June 30, 1999 and 1998, respectively. [Trend in Growth - Not meet 20%]

     Gross profit, as a percentage of net sales, for the nine months ended June 30, 1999, was 29.3% compared to 28.3% for the nine months ended June 30, 1998. Gross profit, as a percentage of net sales, for the three months ended June 30, 1999, was 32.1% compared to 31.9% for the three months ended June 30, 1998. These increases are primarily due to more favorable operating efficiencies.

     Selling, general and administrative expenses increased by $634,814 or 23.5% during the nine months ended June 30, 1999, as compared to the nine months ended June 30, 1998. These expenses increased by $307,291 or 34.4% during the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. These increases are due mainly to the hiring of additional sales personnel and consultants to implement the Company's long-term sales growth objectives. In addition, increased advertising and promotional expenses have been incurred on new and existing products in an effort to penetrate new markets and increase market share in existing markets.

     Interest expense decreased by $133,599 (47.7%) for the nine months ended June 30, 1999 compared to the nine months ended June 30, 1998. Interest expense decreased by $30,378 (39.0%) for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. These decreases are due to significant debt reductions as a result of the use of proceeds from the issuance of preferred stock and the sale of rental property in fiscal 1998.

     Due to a net loss for the nine-month period ended June 30, 1999 and the availability of tax benefits to offset any regular tax for the nine-month period ended June 30, 1998, the Company has recorded provisions for income taxes equal to a state minimum income tax.

     For the reasons discussed above, the net loss for the nine months ended June 30, 1999 was $99,915 compared to a net income of $257,552 for the same period in 1998. The net income for the three months ended June 30, 1999 was $105,008 compared to a net income of $335,728 for the same period in 1998.


Liquidity and Capital Resources

     The Company financed its current activities primarily through cash generated from the issuance of common stock resulting from the exercise of warrants.

     Cash used in operating activities during the nine months ended June 30, 1999 was $587,043 consisting principally of a net loss of $99,915, an increase in accounts receivable and prepaid expenses of $137,658, an increase in deposits receivable of $262,152 and an increase in inventories of $641,775, primarily caused by advance purchases of raw materials and packaging for anticipated production of a new retail product, offset by depreciation and amortization of $641,795. Cash used in investing activities was $250,485 consisting principally of the purchase of equipment of $381,138 offset by the utilization of restricted cash of $35,820 and a decrease in deposits and other assets of $94,833. Cash provided by financing activities was $1,880,057 consisting of $2,154,601 in net proceeds from the issuance of common stock upon exercise of outstanding warrants offset by a $274,544 reduction in long-term debt.

     At June 30, 1999, the Company had cash and cash equivalents of $2,173,784 and working capital of $3,893,456. The Company believes that its available cash, cash equivalents, cash flow from operations and existing bank credit facilities will be sufficient to meet its operating requirements through fiscal 1999.


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

     The Company anticipates that net sales for the fiscal year 1999 will exceed sales for fiscal year 1998, but will fall far short of the Company's previously announced 20% sales growth target. The Company attributes its failure to meet its growth target on the inability of its sales personnel to reach their sales targets for fiscal year 1999 and the slower than expected market introduction of the Company's Banditos snack product. Net sales of the Banditos snack product will fall short of the Company's projected sales of $3 to $4 million in fiscal year 1999.
     However, the Company believes that a 20% growth in net sales can be achieved in fiscal year 2000.

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

     The foregoing statements contained in this Outlook section of Management's Discussion and Analysis or Plan of Operation and those relating to the Company's operating requirements through fiscal 1999 contained in Management's Discussion and Analysis or Plan of Operation are forward looking statements that involve a number of risks and uncertainties. Some additional factors that could cause actual results to differ materially include but are not limited to (i) seasonality of its sales and raw materials cost fluctuations, which are discussed above; (ii) a decline in international sales growth of tortillas; (iii) a loss of any of its significant customers and distributors; (iv) the failure of the Company's sales force to achieve its sales targets; (v) the lack of consumer demand for the Banditos snack product; and (vi) the inability of the Company to grow its tortilla business due to competitive forces, including the following:

     Reliance on Principal Customers. During 1998, sales to Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Catalina Specialty Foods, Inc. accounted for approximately 25% and 12%, respectively, of the Company's sales. For the nine-month period ended June 30, 1999, Crystal Farms and Catalina Specialty Foods, Inc. accounted for approximately 25% and 13%, respectively, of the Company's sales. Crystal Farms is the Company's largest single distributor of its retail products and has a significant impact on the Company's growth in the retail market. Although the Company and Crystal Farms operate under a distribution agreement, the loss of Crystal Farms as a customer would have a material and adverse effect on the Company's sales and profitability and future growth.

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

During the quarter ended June 30, 1999, the Company sold no unregistered securities.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 9, 1999, Sparta Foods, Inc. (the "Registrant") held a special meeting of its shareholders at which shareholders approved a 500,000 shares increase in the number of shares reserved for issuance under its stock option plan. The number of votes cast for, against or withheld, as well as abstentions and non-votes are set forth below:

     Votes casted for                                6,024,239
     Votes cast against or withheld                  2,412,173
     Number of abstentions                              47,883
     Number of broker non-votes                              0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 First Amendment dated March 5, 1999 to the Term Loan and Credit Agreement dated June 1998 between the Company and Norwest Bank Minnesota, National Association.

10.2 Second Amendment dated May 28, 1999 to the Term Loan and Credit Agreement dated June 1998 between the Company and Norwest Bank Minnesota, National Association.

10.3 Second Amendment dated June 3, 1999 to the Industrial Building Lease Agreement dated September 1, 1997 between the Company and First Industrial, LP

10.4 Supply Agreement dated January 14, 1999 between the Company and Rupari Food Services, Inc.

10.5 Change of Control Executive Severance Pay Agreement dated April 1, 1999 between the Company and Craig S. Cram.

10.6 First Amendment dated April 1, 1999 to the Salary Continuation Agreement dated August 1995 between the Company and Joel P. Bachul.

10.7 First Amendment dated April 1, 1999 to the Salary Continuation Agreement dated August 1995 between the Company and A. Merrill Ayers.

10.8 Revised License Agreement dated January 1, 1999 between the Company and Atlas International Food and Equipment Corporation.

11       Computation of Earnings (Loss) Per Common Share.

27       Financial Data Schedule (filed only in electronic format).



(b)      Reports on Form 8-K


     A report on Form 8-K was not filed during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SPARTA FOODS, INC.
                                        (Registrant)

Dated:   July 30, 1999                  By: /s/ Joel P. Bachul
                                           Joel P. Bachul,
                                           President and Chief Executive Officer


Dated:   July 30, 1999                  By: /s/ A. Merrill Ayers
                                            A. Merrill Ayers
                                            Treasurer, Secretary and
                                            Chief Financial Officer