Form 10KSB
period 1999-09-30
SPARTA FOODS INC
filed 1999-12-27
CIK 838171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
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

         Issuer's telephone number, including area code: (651) 697-5500 Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $.0l par value per share

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $15,748,588

The aggregate market value of the common stock held by nonaffiliates of the Registrant as of December 15, 1999 was approximately $9,855,045 based upon the average high and low bid prices of the Registrant's common stock on such date.

There were 10,218,016 shares of common stock, $.0l par value, outstanding as of December 15, 1999.
                            -------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference pursuant to Rule 12b-23: None.

Transitional Small Business Disclosure Format (check one).  Yes [  ]    No [ X ]

                                      INDEX


Description                                                                 Page

PART I

   ITEM 1. DESCRIPTION OF BUSINESS
   ITEM 2. DESCRIPTION OF PROPERTY
   ITEM 3. LEGAL PROCEEDINGS
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
   ITEM 7. FINANCIAL STATEMENTS
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
   ITEM 10. EXECUTIVE COMPENSATION
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Sparta Foods, Inc. manufactures and distributes a broad line of Mexican food products which include corn and flour tortillas, stone ground and corn flour tortilla chips. We also distribute, under our brand names, salsas and picante sauces. Our brand names and products include Arizona Brand, Cruz, La Campana Paradiso, La Canasta, La La's and Spanish Bell tortillas, Arizona Brand, Blue Heaven, and La Canasta tortilla chips and La Canasta and Chapala salsas and picante sauces.

         Our branded retail products are sold in supermarkets and general merchandise retailers located primarily in the Midwestern and Southwestern United States. We also produce retail products for food distributors, including Crystal Farms Refrigerated Distribution Company which distributes its products to retail stores in 28 states and Marigold Foods, Inc. which distributes its products in 7 states. In addition, we supply our products to restaurants and other food service establishments through distributors that include Catalina Specialty Foods, Inc., Alliant Food Service, Inc., Sysco Corporation and U.S. Food Service, Inc. We place significant emphasis on the development of the food service market and we are currently an approved supplier to such restaurants as McDonald's, Chili's, Perkins, Friendly's and Carlos O'Kelly.

         We are capitalizing on the significant growth in the sale of tortilla products which has occurred in the United States over the past decade. In 1998 sales of tortilla products in the United States were approximately $3.3 billion according to a survey by the Tortilla Industry Association, a not-for-profit organization, and are estimated to reach $5.5 billion by the year 2000. We believe that this growth is partially a result of Mexican food products becoming less ethnic due to strong general consumer acceptance. This is evidenced by the large number of non-Mexican restaurants currently offering such Mexican items as nachos, chips and salsa, fajitas, quesadillas, burritos and taco salads and non-Mexican items such as tortilla wraps.

Business Strategy

         Our goal is to become one of the premier manufacturing companies of high quality tortillas nationwide. We plan to grow the business by expanding our retail grocery and foodservice sales. In connection with our retail grocery products, we intend to focus on the refrigerated tortilla as the primary product and selectively expand the distribution of this product in new geographic areas, such as the midwest, east and southeast regions of the United States, where we believe we can establish a significant market position. In October 1999 we purchased Food Products Corporation dba Arizona Brand, Phoenix, Arizona, the second largest retail manufacturer of tortillas and tortilla-related products in Arizona. In connection with our foodservice products, we intend to target our sales to chain foodservice operators and expand geographically into expected high growth markets. We believe we are well positioned to continue to capitalize on the expected growth in sales of tortilla products nationwide. We plan to grow our sales internally, through joint ventures or additional acquisitions of compatible manufacturing facilities or regional brands and through the development of new distribution relationships.

Products and Marketing

         General. The food products manufactured and distributed by us include whole and pre-cut corn and flour tortillas (including die-cut, hand stretched and press flour tortillas), stone ground corn and corn flour tortilla chips. We also distribute, under our own brand names, salsa and picante sauces. We distribute our products to retail food stores and food service establishments. We also manufacture or market products for other food distributors to be sold under their own private labels using the customer's or our own proprietary recipes. During the fiscal years ended September 30, 1999, 1998 and 1997, the percentage of sales of tortillas, tortilla chips, barbecue sauces, salsas and all other sauce products as compared to all total sales were as follows:

                                          Year Ended September 30,
                                        ---------------------------------------
Products                                1999              1998             1997
-----------                             ----              ----             ----
Tortillas                                81%               79%              72%
Corn tortilla chips                      17%               15%              16%
Salsa and all other products              2%                6%              12%

         We continually seek to expand our product lines through the development of new products for retail sale under our own branded labels and value-added products for the food service market. During fiscal 1998, we began contracting with third party manufacturers to produce barbecue, salsas and picante sauces previously manufactured by us.

         We distribute our products through distribution centers primarily in the Midwestern United States and Arizona. During the fiscal years ended September 30, 1999, 1998 and 1997, our percentage of sales for distribution to food service establishments, to retail stores under our own brand names, and under private label, compared to total sales, were as follows:

                                                Year Ended September 30,
                                             ----------------------------
Market Segment                        1999            1998             1997
----------------                      ----            -----            ----
Food service
     establishments                   60%              58%              54%
Branded retail                        38%              35%              32%
Private label and
      Ingredients                      2%               7%              14%


         Food Service. Our products are currently served in restaurants and other food service establishments and are approved for use in the food service operations of such restaurants as McDonald's, Chili's, Carlos O'Kelly, Friendly's and Perkins. Sales to Catalina Specialty Foods, Inc., a distributor to McDonald's, accounted for approximately 12% of our sales in fiscal year 1999. The establishment of food service accounts with restaurant chains, schools, in-plant feeders or other food service establishments is initiated primarily through direct contact by our sales personnel or brokers. We pay food brokers a commission based upon the percentage of the net sales of products sold. We are obligated to pay such commission for as long as the broker continues to achieve specified minimum sales. Sales to food service establishments are conducted through distributors who carry product inventory at their distribution centers. These distributors include Alliant Food Service, Inc., U.S. Food Services, Inc. and Sysco Corporation, who on a combined basis accounted for approximately 36% of our food service sales in the fiscal year ended September 30, 1999. Our distributors provide continued sales and service to the food service customers, while our direct sales personnel and brokers continue to solicit new restaurant customers and act as coordinators between us and the distributors.

         Branded Retail. Our branded retail products are sold to retail grocery chains and independent stores directly in Arizona and, in the Midwestern U.S., through distributors such as Crystal Farms Refrigerated Distribution Company which distributes refrigerated goods to retail stores in 28 states, Marigold Foods, Inc. which distributes products in retail stores in 7 states and Prinsen Distributing, Inc. which distributes products to approximately 160 retail stores in the 13 county Minneapolis/St. Paul metropolitan area. Sales to Crystal Farms Refrigerated Distribution Company, accounted for approximately 26% of our sales in fiscal year 1999. We have a distribution agreement with Crystal Farms Refrigerated Distribution Company, which expires in the year 2004. Our products appear in such grocery chains as Cub Foods and Rainbow Foods, in independent stores such as Byerly's and Lunds in the midwest, and in grocery chains such as Fry's, Albertson's and Safeway in Arizona. Through our retail store distributors, we often establish incentives, such as volume sales discounts, which are offered to encourage retail stores to prominently display our products. We also utilize in-store demonstrations to promote our retail products. Our distributors deal directly with the retail stores in soliciting orders to be filled from local warehouses and assist in arranging shelf space and implementing in-store promotions.

         Private Label and Ingredients. During fiscal year 1998, we ceased manufacturing salsas, picante sauces and barbecue and other sauces and contracted with third parties to manufacture such products for us. We market many of these products under our own labels and private labels. During fiscal year 1998 we ceased our manufacturing relationship with our largest barbecue sauce customer which accounted for the decrease in sales under Private Label and Ingredients as a percentage of our total sales in that year. Our Arizona Division markets and distributes several snack products on behalf of other manufacturers into grocery chains in Arizona and manufactures and distributes private label tortillas and tortilla chips for some of these grocery chains.

Manufacturing and Supplies

         We manufacture our products on 11 production lines at our corporate headquarters in New Brighton, Minnesota. These lines include: (i) a hand stretched flour tortilla line; (ii) a die-cut flour tortilla line; (iii) five press flour tortilla lines; (iv) two lines for the production of corn tortillas; and (v) two stone ground corn tortilla chip lines. We also manufacture our products on 5 production lines at our Phoenix, Arizona facility. These lines include: (i) a press flour tortilla line; (ii) two lines for the production of corn tortillas; (iii) a corn tortilla chip line; and (iv) a line for the production of popcorn.

         The principal ingredients for our manufactured products are corn, wheat flour, corn flour, corn and soybean oils. These ingredients may be purchased by us from a number of sources and are generally readily available under normal conditions. Samples of incoming ingredients are tested to ensure that they meet our quality specifications. We have made contract purchases through the first half of the year 2000 of corn and flour to secure consistency in price and quality and reasonable assurance of a supply of product ingredients. Although we believe that such contracts help reduce the risk of unexpected and unfavorable increases in raw material prices, we may be required to purchase our raw materials at a higher than current market price if current market prices fall below our contract price. We believe that termination of one or more of our raw material contracts will not adversely affect our ability to control our raw material costs as such contracts can be replaced. We regularly maintain stores of corn, flour and other ingredients in sufficient quantities at our plants to enable us to fulfill one to two weeks of normal production, and cooking oil and other ingredients in sufficient quantities to fulfill three or more weeks of production.

Competition

         The tortilla, tortilla chip, salsa and picante sauce industry in the United States is comprised of a large number of small regional producers, many of which have a limited line of products, and several dominant producers with broad product lines.

         We estimate that our retail sales of tortillas give us approximately a 51% share of the 13 county Minneapolis/St. Paul metropolitan market, and approximately a 20% share of the Phoenix metropolitan market. We believe that our principal competition comes from Resers Foods and Azteca Foods, which supply much of the remaining Minneapolis/St. Paul market and Mission Foods which is the largest retail supplier in the Phoenix market. We believe, based on an independent consumer marketing study of the twelve primary consumer markets in the Midwest, that we are the third largest seller of tortillas in the Midwest, based upon our combined tortilla sales in 4 of the 12 markets in the Midwest, and the second largest seller of tortillas in Arizona.

         The retail market for fried corn tortilla chips is dominated by Frito Lay, which we believe is a market leader in the 13 county Minneapolis/St. Paul area and Phoenix markets and the national market. We also compete with Old Dutch, Barrel O'Fun and Mission brands. We estimate that we have less than a one percent share of the national corn tortilla chip market. While national manufacturers of snack foods have established recognizable brands such as Frito Lay, shipping costs for the light and bulky tortilla chips provide us certain pricing advantages in the local market areas. In marketing our salsas and picante sauces for retail distribution, we compete with such brands as Pace, Old El Paso, Frito Lay and Chi Chi's. We believe that we currently have less than a one percent share of the national salsa market.

         Many of the makers and distributors of these competing products for retail distribution are better capitalized than us and have the advantage of intensive local and national advertising programs as well as greater brand name recognition. In addition, competition for shelf space at retail food stores is intense. While we believe that the quality of our products is good and that the retail prices for our products are competitive, our ability to obtain retail shelf space is primarily dependent on our distributors and brokers.

         In marketing our products to food service establishments, we compete with a number of regional and national producers of Mexican-style products, including BecLin Foods, Inc., Lake Park, Minnesota; Mexican Original (Tyson Foods, Inc.), Fayetteville, Arkansas; and Mission Foods, Inc., Dallas, Texas. Most of these competitors are better capitalized than us and have well established sales organizations. While we are a major suppler of Mexican-style tortillas and tortilla chips to restaurants, corporate cafeterias and schools in the states of Iowa, Minnesota, North Dakota, South Dakota, and Wisconsin, competition will continue to be strong. While competition outside the Minneapolis/St. Paul area is expected to be more intense, we believe we will be able to compete in other metropolitan area markets because of our ability to fulfill a distributor's needs with a broad line of quality tortillas and tortilla chips which are approved by selected restaurant chains.

Trademarks

         The principal trade names that we currently utilize are ARIZONA BRAND, CRUZ, LA CAMPANA PARADISO, LA CANASTA, LA LA's and SPANISH BELL in the retail sale of tortillas; ARIZONA BRAND, BLUE HEAVEN and LA CANASTA, in the retail sale of tortilla chips; and LA CANASTA and CHAPALA in the retail sale of salsas. We also use the trade name CRUZ in connection with food service sales. Except as discussed below, we believe we have the unrestricted right to use all of these trade names or their associated logos.

         Our CRUZ logo used in connection with tortillas is the subject of a federal trademark registration which expires January 2000, but may be renewed for an additional 10 years. We intend to renew this registration. Our federal registration for the mark CRUZ used in connection with tortillas expires January 2008. The mark CHAPALA used in connection with salsas is the subject of a federal trademark registration which expires November 2004. We own a federal trademark registration for our MEXITOS logo used in connection with tortillas, tortilla chips and hot sauce which expires May 2005. We own a federal trademark registration which expires in November 2003 for the ARIZONA BRAND logo for use in connection with corn and flour tortillas and corn and tortilla chips. Our federal trademark registration for BLUE HEAVEN used in connection with corn pancake and waffle mix, popped popcorn, muffin mix, cornmeal, and cornchips expires August 2009. We own a federal trademark registration for the mark SPANISH BELL used in connection with tortillas and corn chips which expires April 2003 and a federal trademark registration for our SPANISH BELL logo used in connection with tortillas and corn chips which expires April 2004. The use of the mark LA LA'S in connection with tortillas and taco chips is the subject of a federal trademark registration which expires January 2008. All of our trademark registrations are subject to renewal rights and may terminate prior to their respective expiration dates due to cancellation, disclaimer or surrender.

         Our trademarks provide an identity between us and our products. In the absence of federal trademark registrations, prior use of a trademark may establish an exclusive right to its use in connection with the sale of products in a particular market area. In addition, the above federal trademark registrations provide rights in their respective marks throughout the United States and create some legal presumptions should the registered trademark be infringed.

         The mark LA CAMPANA PARADISO is licensed by us from an affiliate of one of our former directors. The license agreement expires December 2014 and currently requires the payment of a royalty of two to three percent (2-3%), depending on volume, of the gross sales of products sold under the LA CAMPANA PARADISO mark. The license agreement also provides for termination of the license if we fail to meet certain minimum annual royalties.

         Under concurrent use agreements, we may not use the LA CANASTA mark or related logos in 14 western states. We have assigned our rights to those marks in those states to La Canasta Mexican Food Products, Inc. La Canasta Mexican Food Products, Inc. is not affiliated with us but is an affiliate of a principal shareholder and former director.

         There is no assurance that any of the trade names or other trademarks used by us, whether or not registered, will be free from future challenge by others as to prior use or as otherwise being unprotectable.

Government Regulation

         We are subject to licensing, regulation and periodic inspection by various local, state and federal agencies, including those administering health, sanitation, environmental, building, safety and fire laws and regulations. These agencies include, but are not limited to the Minnesota Department of Health, the U.S. Food and Drug Administration, the Minneapolis/St. Paul, Minnesota Metropolitan Waste Control Commission, the Maricopa County, Arizona Environmental Services Department and the City of Phoenix, Arizona Water Services Division. We believe we are in substantial compliance with all applicable rules and regulations of the above-referenced agencies. The costs associated with our compliance with environmental laws are minimal.

Personnel

         As of December 1, 1999 we employed a total of 228 persons. Of these full-time employees, 5 serve in an executive capacity, 203 are engaged in manufacturing, shipping, quality control and plant supervision, 8 are engaged in sales and marketing, and 12 are engaged in administrative tasks. Our employees are not covered by a collective bargaining agreement. We provide our employees with health, dental, disability and life insurance programs. We believe that our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         We currently lease offices and manufacturing facilities located at 1565 First Avenue N.W., New Brighton, Minnesota, and 3121 East Washington Street, Phoenix, Arizona. The New Brighton facility consists of a total of 112,000 square feet, approximately 16,000 square feet of which is office space and the remainder of which is devoted to manufacturing and dry, freezer and refrigerated storage. We currently pay a base rent of approximately $40,500 per month, plus taxes. The monthly base rent increases to approximately $44,500 starting September 1, 2002 and increases again to approximately $48,500 on September 1, 2007 until the end of the lease term on August 31, 2012. The Phoenix facility consists of a total of 60,000 square feet in two buildings, approximately 5,000 square feet of which is office space and the remainder of which is devoted to manufacturing and dry and refrigerated storage. We currently pay a base rent of approximately $17,500 per month, plus taxes, which is adjusted annually by a factor of the CPI index, through the end of the lease term on October 31, 2004. There is an optional renewal period of 5 years through October 31, 2009.

ITEM 3.  LEGAL PROCEEDINGS

         In January 1999, we entered into a Supply Agreement with Rupari Food Services, Inc. to supply Rupari with the Banditos Chip and Cheese and Banditos Chip and Salsa products. The agreement, which we believe to be an enforceable contract, required an initial minimum purchase order for at least 166,667 cases of product and 781,000 cases of product over the five year term of the agreement. Since March 1999, Rupari has been in default of this agreement for failure to order the required minimum number of cases of product and other breaches. As a result, we are pursuing legal claims exceeding $2 million against Rupari under the terms of our agreement. These claims are for reimbursement of the outstanding account receivable balance, inventory purchased and committed to be purchased relating to the agreement, as well as other financial obligations associated with the termination of the agreement resulting from Rupari's failure to perform its obligations under this agreement. On December 22, 1999, we filed action against Rupari in the United States District Court in the City of Minneapolis. Although we expect to recover, at a minimum, the outstanding account receivable balance, inventory purchased and committed to be purchased and other direct costs we have incurred in performing our obligations under the agreement, we have been advised that Rupari will contest our claims on the grounds of breach of warranty and non-performance.

         There is no other material litigation or other material legal proceedings pending against us or our subsidiaries or any of our property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our shareholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market with prices quoted on the Nasdaq SmallCap Market under the symbol "SPFO." Quotations in the following table represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                     Common Stock
                        ----------------------------------
Fiscal Quarter Ended         High Bid           Low Bid
----------------------- -------------------- -------------
December 31, 1997              $1.938            $1.500
March 31, 1998                  1.719             1.125
June 30, 1998                   1.657             1.375
September 30, 1998              1.500             1.000

December 31, 1998              $1.500            $0.875
March 31, 1999                  1.500             1.000
June 30, 1999                   1.500             0.875
September 30, 1999              1.125             0.750

         At December 15, 1999 the published high and low bid price for our common stock was $1.25 per share. At December 15, 1999, there were issued and outstanding 10,218,016 shares of common stock held by 201 shareholders of record. Record ownership includes ownership by nominees who may hold for multiple owners.

         We have not paid a dividend on our common stock and do not anticipate paying any such dividends in the foreseeable future. Our credit agreement precludes us from declaring or paying dividends on our common stock without the creditor's approval.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

La Canasta of Minnesota, Inc. ("La Canasta") is the predecessor of Sparta Foods, Inc., and now operates as our wholly-owned subsidiary. La Canasta began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. We were organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, we acquired all of the outstanding capital stock of La Canasta. Since 1991, we have completed acquisitions and secured new broker and distributor relationships which have expanded our trademark retail brands to include Cruz, Chapala, Mexitos and La Campana Paradiso, our retail distribution network to include Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc. and our food service customers to include McDonald's, Perkins, Friendly's and Carlos O'Kelly restaurants. In October 1999, we acquired Food Products Corporation, located in Phoenix Arizona, a manufacturer and distributor of tortillas and tortillas chips in the southwestern United States. The acquisition expanded our retail brands to include Arizona Brand, Spanish Bell, and La La's.

Results of Operations

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

During fiscal 1999, we had net sales of $15,748,588, an increase of $785,431, or 5%, compared to net sales of $14,963,157 in fiscal 1998. This increase resulted primarily from higher sales volume during the fourth quarter, increasing by $634,903 or 16% compared to the fourth quarter of fiscal 1998. The increased sales were primarily to existing customers as well as expansion into new territories through our primary retail distributors, Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc.

Gross profit as a percentage of net sales for fiscal 1999 is 30% compared to 29% for fiscal 1998. This increase is primarily due to more favorable operating efficiencies and raw material pricing.

Selling, general and administrative expenses were $4,592,758 for fiscal 1999, an increase of $886,475 or 24%, as compared to $3,706,283 in fiscal 1998. This increase is due mainly to the hiring of additional sales personnel and consultants to implement our long-term sales growth objectives. In addition, increased advertising and promotional expenses were incurred on new and existing products in an effort to penetrate new markets and increase market share in existing markets.

Interest expense was $193,052 for fiscal 1999, a decrease of $140,726 compared to $333,778 in fiscal 1998. This decrease is due to significant debt reductions during the second half of fiscal 1998 as a result of the use of proceeds from the issuance of preferred stock and the sale of rental property. We recorded other income of $144,182 during fiscal 1999 compared to $159,077 in fiscal 1998. This income consists primarily of rental and interest income.

Income tax expense was $15,000 for fiscal 1999 compared to an income tax benefit of $265,000 for fiscal 1998. The income tax expense in fiscal 1999 includes a state minimum fee. The income tax benefit in fiscal 1998 is the result of reversing a valuation allowance on a deferred tax asset associated with our net operating loss carryforwards from prior years.

For the reasons discussed above, net income for fiscal 1999 was $9,842 compared to net income in fiscal 1998 of $694,496.

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

During fiscal 1998, we had net sales of $14,963,157, an increase of $885,316, or 6%, compared to net sales of $14,077,841 in fiscal 1997. This increase resulted primarily from higher sales volumes to existing restaurants and distributors and by adding new customers in the foodservice industry as well as expansion into new retail territories. This increase was offset by a reduction in private label sales due to the loss of our primary barbecue sauce customer.

Gross profit as a percentage of net sales for fiscal 1998 was 29% compared to 30% for fiscal 1997. This decrease was primarily due to additional manufacturing costs incurred in the first and second quarters of fiscal 1998 associated with the relocation of our corporate headquarters and manufacturing operations to a new facility in New Brighton, Minnesota.

Selling, general and administrative expenses were $3,706,283 for fiscal 1998, an increase of $496,485 or 15%, as compared to $3,209,798 in fiscal 1997. This increase is the result of the net sales growth and also reflects higher levels of selling expenses incurred during the year. The additional selling expenses consisted of increased advertising and other expenditures to promote our retail product lines and increased staffing of sales personnel.

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

We recorded other income of $159,077 during fiscal 1998 compared to $106,807 in fiscal 1997. This income consists primarily of rental and interest income. The growth in other income is due mainly to increased interest income from the short-term investment of our cash and cash equivalents during the third and fourth quarters of fiscal 1998.

Income tax benefit was $265,000 for fiscal 1998 compared to an income tax expense of $22,000 for fiscal 1997. The benefit is the result of reversing a valuation allowance of approximately $400,000 on a deferred tax asset associated with our net operating loss carryforwards from prior years. The valuation allowance was recorded in prior years due to the uncertainty of generating sufficient future taxable income. Due to our belief that we would be able to generate sufficient future taxable income, this valuation allowance was eliminated during fiscal 1998. The benefit is offset by an income tax expense resulting from our Income before income taxes of $429,496 during fiscal 1998.

For the reasons discussed above, net income for fiscal 1998 was $694,496 compared to net income in fiscal 1997 of $435,729.

Liquidity and Capital Resources

We financed our current activities primarily through cash generated from our operations and the issuance of common stock resulting from the exercise of warrants.

Cash provided by operating activities during fiscal 1999 was $182,094 consisting primarily of net income of $9,842, depreciation and amortization of $925,001 and an increase in accounts payable and accrued expenses of $268,950 offset by an increase in accounts receivable of $357,779, an increase in inventories of $632,941 and an increase in prepaid expenses of $40,291. Cash used in investing activities was $397,355 consisting of the purchase of equipment of $539,432 offset by a decrease in restricted cash and deposits of $51,178 and proceeds from the sale of equipment of $90,899. Cash provided by financing activities was $1,785,602 consisting of $2,154,601 in proceeds from the issuance of common stock pursuant to the exercise of outstanding warrants offset by reductions in long-term debt of $368,999.

At September 30, 1999, we had cash and cash equivalents of $2,701,596 and working capital of $3,376,039.

During October 1999, we purchased substantially all of the assets of a tortilla and tortilla chip manufacturing company located in Phoenix Arizona for approximately $10,000,000 including the assumption of certain liabilities. The acquisition was funded by a use of working capital of $2,700,000, seller financing of $3,000,000, and increased bank financing of $4,300,000. As part of the bank financing, we increased our operating line of credit with the bank from a maximum available balance of $1,200,000 to $3,000,000, subject to certain borrowing base calculations.

We believe that our bank credit facilities and cash flow from operations will be sufficient to meet our operating requirements through fiscal 2000.

Seasonality

We have historically had higher sales in its third and fourth fiscal quarters which end June 30, and September 30, respectively, than in our first and second quarters. We believe that this is a result of seasonal consumption patterns with respect to our food products, such as consumption of higher volumes of tortilla chips and salsa during the summer months. This seasonality may cause quarterly results of operations to fluctuate.

Raw Material Cost Fluctuations

We do not enter into futures contracts as defined by Statements of the Financial Accounting Standards Board. We do, however, enter into purchase orders for delayed delivery of raw materials, generally 30 days for raw materials other than flour and corn. We enter into purchase orders for delayed delivery of flour and corn for a period of 4-12 months, depending on current pricing, to ensure the availability of the type of flour and corn best suited for our products. These purchase orders are placed directly with the suppliers.

Outlook and Year 2000

Our plan in fiscal 2000 is to continue to grow the business by increasing sales and expanding our presence in new geographic territories. Our plan is to grow the business internally as well as through joint ventures and/or continued acquisitions and through the development of new distribution relationships. See Item One "Description of Business - Business Strategy."

We rely on computer software and hardware systems to manage our information and portions of our manufacturing. We are aware of the computer software and hardware issues associated with the programming code in existing computer software programs and non-information technology such as micro-controllers found in computer hardware. The issue is whether systems will properly recognize date sensitive information. Much of the computer software and hardware in use today are unable to recognize a year that begins with "20" instead of "19." Many computers will be unable to recognize the Year 2000 and, as a result, could generate erroneous data or cause a computer to fail. Some computer systems may begin to operate improperly sooner for failure to read other dates.

We have completed an assessment of our exposure to the Year 2000 issue by evaluating our software and hardware systems. Our assessment revealed that our exposure to the Year 2000 issue is nominal, and we have upgraded our software and hardware systems to make such systems Year 2000 compliant. In addition to evaluating our own systems, we have inquired of our major customers and suppliers as to their exposure to the Year 2000 issue to determine the extent to which we are indirectly vulnerable to the Year 2000 issue from such customers and suppliers. Many of our customers and suppliers have responded that they believe they are or will be Year 2000 compliant. We plan to continue to assess our exposure to the Year 2000 issue and develop plans to address any developments associated with the Year 2000 issue that could have an adverse effect on our operations.

Statements relating to our (a) goals and business objectives contained in the section entitled "Description of Business - Business Strategy," (b) Year 2000 assessment and exposure, and (c) our future growth contained in the section entitled "Management's Discussion and Analysis or Plan of Operations" are forward-looking statements that involve a number of risks and uncertainties. Some of the factors that could cause actual results to differ materially include but are not limited to (i) seasonality of our sales and raw materials cost fluctuations, which are discussed above; (ii) a decline in national sales growth of tortillas; (iii) failure of our sales force to achieve its annual sales objectives; (iv) our failure to continue to produce high quality tortillas; (v) our inability to grow our business due to competitive factors; and (vi) the loss of any of our significant customers or distributors. In addition, any unforeseen expense of a material nature would materially and adversely affect our ability to grow our operations.

ITEM 7.  FINANCIAL STATEMENTS


                               Sparta Foods, Inc.
                                 and Subsidiary
                          Consolidated Financial Report
                               September 30, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Sparta Foods, Inc.
New Brighton, Minnesota

We have audited the accompanying consolidated balance sheets of Sparta Foods, Inc. and Subsidiary (the Company) as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sparta Foods, Inc. and Subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ McGladrey & Pullen, L.L.P.
Minneapolis, Minnesota
November 12, 1999, except for Note 12, as to which the
date is November 18, 1999

SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
September 30, 1999 and 1998

ASSETS (Note 3)                                                                      1999               1998
--------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                 $       2,701,596  $       1,131,255
     Accounts receivable, less allowances of $58,000 in 1999 and
         $30,000 in 1998 (Note 7)                                                      1,235,531            877,752
     Inventories:
         Finished goods                                                                  461,105            436,784
         Raw materials and packaging                                                   1,005,016            396,396
     Prepaid expenses and other assets                                                   239,043            203,498
     Deferred tax asset (Note 6)                                                          80,000             43,000
                                                                               -------------------------------------
                   Total current assets                                                5,722,291          3,088,685
                                                                               -------------------------------------

Property and Equipment (Note 2)                                                        9,524,435          9,045,342
     Less accumulated depreciation                                                     3,593,581          2,788,399
                                                                               -------------------------------------
                                                                                       5,930,854          6,256,943
                                                                               -------------------------------------

Other Assets
     Restricted cash (Note 3)                                                            198,158            242,059
     Goodwill, less accumulated amortization of $98,244 and
         $85,404, respectively                                                           415,128            427,968
     Covenants not-to-compete, less accumulated amortization
         of $46,084 and $39,424, respectively                                             53,916             60,576
     Deferred financing costs, less accumulated amortization of
         $89,957 and $64,778, respectively                                               109,765            133,256
     Deferred tax asset (Note 6)                                                         190,000            227,000
     Other                                                                               172,721            284,698
                                                                               -------------------------------------
                                                                                       1,139,688          1,375,557
                                                                               -------------------------------------
                                                                               $      12,792,833  $      10,721,185
                                                                               =====================================

See Notes to Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1999               1998
--------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of long-term debt                                      $       1,190,241  $         367,377
     Accounts payable                                                                    635,513            506,874
     Accrued expenses                                                                    513,244            419,260
     Income taxes payable                                                                  7,254                  -
                                                                               -------------------------------------
                   Total current liabilities                                           2,346,252          1,293,511
                                                                               -------------------------------------


Accrued Rent (Note 4)                                                                     96,515             50,188
                                                                               -------------------------------------

Long-Term Debt, less current maturities (Note 3)                                       1,475,760          2,667,623
                                                                               -------------------------------------


Commitments and Contingency (Notes 3, 4, 5, 12, and 14)


Stockholders' Equity (Note 8)
Convertible preferred stock, Series 1998, authorized 1,000,000 shares, $1,000 par value; 2,500 shares issued and outstanding
(Note 13)                                                                              2,500,000          2,500,000
     Common stock, authorized 15,000,000 shares, $0.01 par value;
         issued and outstanding 10,191,416 and 7,037,172 shares
         in 1999 and 1998, respectively                                                  101,914             70,371
     Additional paid-in capital                                                        7,100,150          4,977,092
     Accumulated deficit                                                                (827,758)          (837,600)
                                                                               -------------------------------------
                                                                                       8,874,306          6,709,863
                                                                               -------------------------------------
                                                                               $      12,792,833  $      10,721,185
                                                                               =====================================


SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
Years Ended September 30, 1999 and 1998

                                                                                     1999               1998
--------------------------------------------------------------------------------------------------------------------
Net sales (Notes 7 and 11)                                                     $      15,748,588  $      14,963,157
Cost of sales                                                                         11,082,118         10,652,677
                                                                               -------------------------------------
Gross profit                                                                           4,666,470          4,310,480

Selling, general, and administrative expenses                                          4,592,758          3,706,283
                                                                               -------------------------------------
Operating income                                                                          73,712            604,197

Other income, net (Note 1)                                                               144,182            159,077
Interest expense                                                                        (193,052)          (333,778)
                                                                               -------------------------------------
Income before income taxes                                                                24,842            429,496

Income tax benefit (expense) (Note 6)                                                    (15,000)           265,000
                                                                               -------------------------------------
Net income                                                                     $           9,842  $         694,496
                                                                               =====================================

Net income                                                                     $           9,842  $         694,496
Preferred stock dividends (Note 13)                                                     (125,000)           (75,000)
                                                                               -------------------------------------
Net income (loss) available to common shareholders                             $        (115,158) $         619,496
                                                                               =====================================

Earnings (loss) per common share (Note 10):
Basic                                                                          $           (0.01) $            0.09
Diluted                                                                                    (0.01)              0.08
                                                                               =====================================

See Notes to Consolidated Financial Statements.

SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended September 30, 1999 and 1998

                                                                   Preferred Stock           Common Stock
                                                                 --------------------  -------------------------
                                                                 Shares                  Shares
                                                               Outstanding  Par Value  Outstanding    Par Value
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                         --    $      --       6,765,758   $ 67,657
     Preferred stock issued, net of costs of $158,735              2,500    2,500,000          --         --
     Common stock issued upon exercise of warrants and options      --           --         271,414      2,714
     Net income                                                     --           --            --         --
                                                                   -------------------------------------------
Balance, September 30, 1998                                        2,500    2,500,000     7,037,172     70,371
     Common stock issued upon exercise of warrants and options      --           --       3,154,244     31,543
     Net income                                                     --           --            --         --
                                                                   -------------------------------------------
Balance, September 30, 1999                                        2,500  $ 2,500,000    10,191,416   $101,914
                                                                   ===========================================


(continued)                                                      Additional
                                                                  Paid-In          Accumulated
                                                                  Capital            Deficit            Total
----------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                                      $ 4,950,507       $(1,532,096)      $ 3,486,068
     Preferred stock issued, net of costs of $158,735               (158,735)             --           2,341,265
     Common stock issued upon exercise of warrants and options       185,320              --             188,034
     Net income                                                         --             694,496           694,496
                                                                 -----------------------------------------------
Balance, September 30, 1998                                        4,977,092          (837,600)        6,709,863
     Common stock issued upon exercise of warrants and options     2,123,058              --           2,154,601
     Net income                                                         --               9,842             9,842
                                                                 -----------------------------------------------
Balance, September 30, 1999                                      $ 7,100,150       $  (827,758)      $ 8,874,306
                                                                 ===============================================


See Notes to Consolidated Financial Statements.

SPARTA FOODS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended September 30, 1999 and 1998

                                                                                                  1999              1998
                                                                                              -----------       -----------
Cash Flows From Operating Activities
    Net income                                                                                $     9,842       $   694,496
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                 880,322           687,095
     Amortization                                                                                  44,679            65,023
     Deferred income taxes                                                                           --            (270,000)
     Loss on disposal of property and equipment                                                    (2,688)           (8,606)
     Changes in current assets and liabilities:
       Accounts receivable                                                                       (357,779)          (43,235)
       Inventories                                                                               (632,941)          264,390
       Prepaid expenses and other assets                                                          (28,291)          (48,082)
       Accounts payable and accrued expenses                                                      268,950          (420,831)
                                                                                              -----------       -----------
           Net cash provided by operating activities                                              182,094           920,250
                                                                                              -----------       -----------

Cash Flows From Investing Activities
    Decrease in restricted cash                                                                    43,901         1,651,908
    Purchases of property, equipment, and other                                                  (539,432)       (2,386,237)
    Proceeds from the sale of property and equipment and rental property held for resale           90,899           927,728
    Decrease in deposits and other assets                                                           7,277            60,128
                                                                                              -----------       -----------
           Net cash provided by (used in) investing activities                                   (397,355)          253,527
                                                                                              -----------       -----------

Cash Flows From Financing Activities
    Net payments on line of credit                                                                   --            (834,209)
    Long-term borrowings                                                                             --           1,293,353
    Payments of long-term debt                                                                   (368,999)       (3,009,953)
    Issuance of common stock, net of costs                                                      2,154,601           188,034
    Issuance of preferred stock, net of costs                                                        --           2,341,265
    Deferred financing costs                                                                         --             (21,612)
                                                                                              -----------       -----------
           Net cash provided by (used in) financing activities                                  1,785,602           (43,122)
                                                                                              -----------       -----------

           Net change in cash and cash equivalents                                              1,570,341         1,130,655

Cash and Cash Equivalents
    Beginning                                                                                   1,131,255               600
                                                                                              -----------       -----------
    Ending                                                                                    $ 2,701,596       $ 1,131,255
                                                                                              ===========       ===========

Supplemental Disclosures of Cash Flow Information
    Cash payments for:
     Interest                                                                                 $   193,046       $   353,168
     Income taxes                                                                                   3,000             9,545
                                                                                              ===========       ===========

See Notes to Consolidated Financial Statements.

Note 1. Nature of Business and Significant Accounting Policies
Nature of business: Sparta Foods, Inc., through its wholly owned subsidiary, La Canasta of Minnesota, Inc. (La Canasta), formulates, manufactures, and markets a broad line of tortillas, tortilla products, and salsas under its own brand names and markets sauces for others under private labels.

The Company's customers are principally retail food stores and food distributors in the Upper Midwest. The Company grants credit on an individual-customer basis.

Consolidation: The financial statements of Sparta Foods, Inc., have been consolidated with its wholly owned subsidiary, La Canasta (together herein referred to as the Company). All significant intercompany balances and transactions have been eliminated.

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

Fair value of financial instruments: The financial statements include the following financial instruments and the methods and assumptions used in estimating their fair value: for cash and cash equivalents, the carrying amount is fair value; for accounts receivable and accounts payable, the carrying amounts approximate their fair values due to the short-term nature of these instruments; and for the fixed-rate notes payable, fair value has been estimated based on discounted cash flows using interest rates being offered for similar borrowing. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts, except for a term note with a book value of $1,650,000 at September 30, 1999, for which the fair value is approximately $1,110,000. In addition, the aggregate fair values of the financial instrument would not represent the underlying value of the Company.

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

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)
Intangibles: Costs in excess of net assets acquired (goodwill) are being amortized over 40 years. Covenants not-to-compete are being amortized over 15 years, the terms of the agreements. Deferred financing costs are being amortized over the lives of the debt agreements, which are five to 10 years.

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

Advertising: Expenditures for advertising costs are expensed as incurred. Total advertising expense was approximately $251,000 and $191,000 in 1999 and 1998, respectively.

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

Operating segments: The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, for the year ended September 30, 1999. This statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. The adoption of this statement had no impact on the Company's financial condition or results of operations.

Note 2.   Property and Equipment
Property and equipment consists of:

                                 Estimated          September 30
                                              ---------------------------
                                  Useful          1999           1998
                                   Lives
-------------------------------------------------------------------------
Factory equipment                  3-18       $  7,010,491   $  6,726,731
Office and other equipment         3-12            413,256        387,562
Leasehold improvements              15           1,747,182      1,734,807
Packaging printing plates            5             204,489        186,742
Construction in progress             -             149,017          9,500
                                              ---------------------------
                                              $  9,524,435   $  9,045,342
                                              ---------------------------

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Financing Agreements
Line of credit: The Company has a line of credit with a bank, secured by all assets. Maximum borrowings under the credit agreement are determined by a borrowing base calculation or $1,200,000, whichever is less. Borrowings bear interest at prime (8.25 percent at September 30, 1999). The agreement expires May 30, 2000. At September 30, 1999, there were no borrowings under the line of credit. The Company is to maintain certain minimum net worth and debt service coverage levels.

On October 12, 1999, the Company entered into a new line of credit with the bank in connection with its acquisition of the assets of Food Products Corporation [see (1) following]. Maximum borrowings under the new agreement are determined by a borrowing base calculation or $3,000,000, whichever is less. Borrowings bear interest at the prime rate. The agreement expires September 30, 2000, if not renewed. The credit agreement requires, among other things, that the Company meet certain financial covenants related to net income, net worth, and cash flow. Advances under the line are secured by substantially all assets of the Company. On November 12, 1999, $1,615,000 was outstanding under the line.

State of Minnesota loan: On July 1, 1997, the Minnesota Agricultural and Economic Development Board issued $1,950,000 in Series 1997D Tax-Exempt Bonds, the proceeds of which issue were loaned to the Company to finance new equipment. The underlying loan from the state is due in monthly installments which vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. The maturity dates of the revenue bonds are through August 2008. The effective rate of interest to the Company is
5.79 percent per annum. At September 30, 1999 and 1998, the loan balances were $1,650,000 and $1,791,667, respectively. The Company is to maintain certain minimum net worth and debt service coverage levels, and has restrictions on the payment of dividends.

In connection with the loan, the Company is required to maintain a debt service reserve fund and a construction fund. The debt service reserve fund will remain until all loan obligations have been satisfied. The construction fund represents undisbursed loan proceeds that are available for approved improvement and equipment expenditures. These amounts have been reflected on the consolidated balance sheets as restricted cash as of September 30, 1999 and 1998, as follows:

                                                    1999          1998
------------------------------------------------------------------------
Debt service reserve fund, money market funds    $ 198,158     $ 197,412
Construction fund, money market funds                   -         44,647
                                                 -----------------------
                                                 $ 198,158     $ 242,059
                                                 -----------------------

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.     Financing Agreements (Continued)
Long-term debt: Long-term debt consists of the following:

                                                            September 30
                                                      -----------------------
                                                        1999          1998
-----------------------------------------------------------------------------
State of Minnesota loan (described above)             $1,650,000   $1,791,667
Term note payable to bank, secured by substantially
all assets of the Company (1)                          1,016,001    1,243,333
                                                       ----------------------
                                                       2,666,001    3,035,000

Less current maturities                                1,190,241      367,377
                                                       ----------------------
                                                      $1,475,760   $2,667,623
                                                       ----------------------


(1) On October 13, 1999, the Company acquired all assets and assumed certain liabilities of Food Products Corporation (FPC), a tortilla manufacturer in Phoenix, Arizona, for $9,000,000, plus assumed liabilities of $1,170,000. In connection with the purchase, the Company entered into a five-year term loan for $3,300,000 with a bank. The loan bears interest at the prime rate, plus 0.25 percent. The note is due in 59 monthly principal installments of $55,000. The remaining principal balance is due and payable on September 30, 2004. The loan agreement requires, among other things, that the Company meet certain financial covenants related to net income, net worth, and cash flow. The loan is secured by substantially all assets of the Company and replaces the Company's previous term note payable.

         In addition to the aforementioned bank term loan, the Company entered into a $3,000,000 secured subordinated note with the sellers. The note is payable in 20 quarterly installments of $183,470, including interest at 8 percent. The note is secured by substantially all assets of the Company and is subordinated to the bank term loan.

Aggregate maturities of long-term debt (including debt incurred or refinanced subsequent to year-end in connection with the aforementioned acquisition) are as follows:

Years ending September 30:

2000                                                $ 1,190,000
2001                                                  1,357,000
2002                                                  1,411,000
2003                                                  1,473,000
2004                                                  1,532,000
Later years                                             987,000
                                                    -----------
                                                    $ 7,950,000
                                                    -----------

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Lease Commitments and Rental Expense
The Company leases its office and factory building under a noncancelable operating lease which expires on August 31, 2012, and requires minimum monthly rentals of $37,360, which increase in the fifth and tenth year of the lease, plus the payment of property taxes, normal maintenance, and insurance on the property. The total rental commitment is recognized as rent expense on a straight-line basis over the life of the lease. Accordingly, the Company has recorded accrued rent of $96,515 and $50,188 as a liability at September 30, 1999 and 1998, respectively. In September 1998, the Company subleased a portion of the building to another company under a noncancelable agreement which expires March 2000 and requires annual rentals of $34,800, plus additional amounts for utilities and other services which are determined on a per-hour basis.

In connection with the Company's acquisition of the assets of Food Products Corporation (FPC) (see Note 3) the Company assumed the lease on the manufacturing and office facilities of FPC. The lease calls for minimum annual rentals of approximately $265,000, which will be adjusted annually based on increases in the consumer price index. The lease expires October 31, 2004.

In addition, the Company had leased various items of factory and office equipment under noncancelable leases.

Approximate minimum future obligations required under all operating leases of the Company and FPC (net of the sublease) are as follows:

Years ending September 30:
2000                                                   $  1,126,000
2001                                                        886,000
2002                                                        785,000
2003                                                        785,000
2004                                                        723,000
Later years                                               5,761,000
                                                       ------------
                                                       $ 10,066,000
                                                       ------------

Total rent expenses for all facilities and equipment during the years ended September 30, 1999 and 1998, were approximately $679,000 and $626,000, respectively, net of $82,000 and $80,000 of sublease and other rental income, respectively.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Agreements and Commitments
Purchase agreements: The Company does not enter into futures contracts. It does, however, enter into purchase orders for delayed delivery of raw materials, generally 30 days for raw materials other than corn and flour. The Company enters into purchase orders with the suppliers for the delayed delivery of corn and flour for a period of four to 12 months, depending on current pricing, to insure the availability of the type of corn and flour best suited for its products. At September 30, 1999, the Company had outstanding purchase orders of approximately $76,000. At the end of each reporting period, the Company evaluates the open purchase orders for corn and flour to determine whether a loss should be recognized.
No such losses were accruable as of September 30, 1999 and 1998.

Self-funded insurance: The Company provides medical insurance for its employees under a self-funded plan. The Company estimates expenses under this plan and recognizes the liability as estimates are made. The Company has purchased stop-loss insurance for the plan, which limits the Company's liability to $20,000 per individual per year and also has certain annual aggregate limits.

Note 6. Income Taxes
The income tax benefit (expense) for 1999 and 1998 consisted of:

                                             1999                 1998
--------------------------------------------------------------------------
Currently payable:
  Federal                                $    (10,000)       $    --
  State                                        (5,000)          (5,000)
Deferred                                           --          270,000
                                       -----------------------------------
                                         $    (15,000)       $ 265,000
                                       -----------------------------------


A reconciliation between income tax expense (benefit) computed at the federal statutory rate and the Company's effective income tax rate for 1999 and 1998 is as follows:

                                                   1999            1998
---------------------------------------------------------------------------
Federal statutory rate                              (34.0)%         (34.0)%
State income taxes, net of federal benefit           (6.5)%          (6.5)%
Valuation allowance                                    --           *90.3%
Nondeductible expenses                              (30.0)%          (0.8)%
Benefit of graduated tax rate                        10.1%           12.7%
                                                   ------------------------
Effective income tax benefit (expense) rate         (60.4)%          61.7%
                                                   ------------------------


* Benefit is due to the reversal of the valuation allowance that existed at September 30, 1997, related to the deferred tax asset associated with the net operating loss carryforwards.

Temporary differences that give rise to the net deferred tax assets and liabilities at September 30, 1999 and 1998, are as follows:

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Income Taxes (Continued)
                                                       1999           1998
-------------------------------------------------------------------------------
Net current deferred tax assets:
  Receivable allowances                            $       12,000  $      9,000
  Vacation accrual                                         34,000        23,000
  Inventory costs                                          24,000        10,000
  Bonus accrual                                             8,000
  Charitable contributions                                  2,000         1,000
                                                   ----------------------------
                                                   $       80,000  $     43,000
                                                   ============================


                                                       1999           1998
-------------------------------------------------------------------------------
Net noncurrent deferred tax assets (liabilities):
  Depreciation                                     $     (809,000)  $  (554,000)
  Net operating loss carryforwards                        922,000       703,000
  AMT credit carryforwards                                 38,000        38,000
  Intangible assets                                        39,000        40,000
                                                   ----------------------------
                                                   $      190,000   $   227,000
                                                   ============================


Realization of deferred tax assets is dependent upon sufficient future taxable income during the period when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. Management does not believe a valuation allowance is necessary, as they believe there will be sufficient future taxable income to utilize all deductible temporary differences and carryforwards.

The federal net operating loss carryforwards of $2,358,000 at September 30, 1999, will expire as follows if not utilized:

Years                                              Amount
--------------------------------------------------------------
2009                                        $      662,000
2010                                             1,277,000
2011                                               202,000
2018                                               148,000
2019                                                69,000



The future use of the federal net operating losses can be subject to annual limits in the event of ownership changes. The alternative minimum tax (AMT) credit carryforwards may be carried forward indefinitely to reduce future regular federal income taxes payable.

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Major Customers
The Company had sales to one customer which accounted for approximately 26 and 25 percent of sales for fiscal years 1999 and 1998, respectively. As of September 30, 1999, accounts receivable from this customer were approximately $204,000.

In addition, the Company had sales to a second customer through a distributor which accounted for approximately 12 percent of sales for fiscal years 1999 and 1998. As of September 30, 1999, accounts receivable from this distributor were approximately $81,000.

Note 8. Options and Warrants
Stock options: The Company has a stock option plan, as amended, pursuant to which qualified and nonqualified stock options for up to 1,300,000 shares of the Company's $0.01 par value common stock have been reserved for issuance and may be granted to key employees and members of the Board of Directors. The options are generally granted at exercise prices equal to or greater than the market value of the common stock at the date of grant, expire at varying dates not to exceed 10 years from the grant date, and are not transferable.

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

                                                        1999           1998
------------------------------------------------------------------------------
Net income (loss) available to common shareholders--basic:
  As reported                                        $ (115,158)   $  619,496
  Pro forma                                            (253,298)      390,704
Net income (loss)--diluted:
  As reported                                          (115,158)      694,496
  Pro forma                                            (253,298)      465,704
Basic earnings (loss) per share:
  As reported                                             (0.01)         0.09
  Pro forma                                               (0.03)         0.06
Diluted earnings (loss) per share:
  As reported                                             (0.01)         0.08
  Pro forma                                               (0.03)         0.06

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Options and Warrants (Continued)
For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in 1999 and 1998, respectively: dividend rate of -0- for both years; price volatility of
49.87 and 77.44 percent; risk-free interest rate averaging 5.22 and 5.83 percent; and expected lives of approximately five and four years. The weighted-average grant date fair value of options granted during 1999 and 1998 were $0.31 and $0.53, respectively.

The pro forma effects of applying Statement No. 123 are not indicative of future amounts since, among other reasons, the pro forma requirements of the statement have been applied only to options granted after September 30, 1995.

Additional information relating to all outstanding options as of September 30, 1999 and 1998, is as follows:

                                                           1999                              1998
                                               ----------------------------       ------------------------------------------
                                                                Weighted-                        Weighted-
                                                                 Average                          Average
                                                                Exercise                         Exercise
                                                      Shares     Price                  Shares     Price
----------------------------------------------------------------------------------------------------------------------------
Options outstanding at beginning of year           1,100,250   $   1.41                962,585   $    1.76
  Options exercised                                   (1,250)      0.50                (19,750)       1.02
  Options expired                                   (278,500)      2.06                (95,585)       3.49
  Options granted                                    352,500       1.03                253,000        1.52
                                               -----------------------------------------------------------
Options outstanding at end of year                 1,173,000   $   1.13              1,100,250   $    1.41
                                               ===========================================================

Options exercisable at end of year                   588,250   $   1.08                488,125   $    1.60
                                               ===========================================================

The following table summarizes information about stock options outstanding at September 30, 1999:

                                            Options Outstanding           Options Exercisable
                                       ---------------------------   -----------------------------
                                          Weighted-
                                           Average
                       Number             Remaining      Weighted        Number          Weighted
   Range of          Outstanding at      Contractual     Average      Exercisable at     Average
   Exercise          September 30,          Life         Exercise      September 30,     Exercise
    Prices              1999               (Years)        Price           1999           Prices
--------------------------------------------------------------------------------------------------
$0.50 - $0.88            218,750             1.08       $   0.53         218,750          $   0.53
$0.94 - $1.13            511,000             3.50           1.02         125,750              1.07
$1.38 - $1.63            358,250             3.50           1.48         166,250              1.45
$1.75 - $2.00             85,000             0.54           1.82          77,500              1.83
--------------------------------------------------------------------------------------------------
$0.50 - $2.00          1,173,000             2.84       $   1.13         588,250          $   1.08
==================================================================================================


SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Options and Warrants (Continued)
Stock warrants: A summary of warrants follows:

                                         Price Range        Shares
--------------------------------------------------------------------
Outstanding, September 30, 1997      $   0.50 - 4.50       3,665,837
  Exercised                              0.50 - 0.75        (251,664)
                                     -------------------------------
Outstanding, September 30, 1998          0.50 - 4.50       3,414,173
  Exercised                              0.50 - 0.75      (3,152,994)
  Expired                                0.50 - 4.50        (181,179)
                                     -------------------------------
Outstanding, September 30, 1999      $   0.50 - 0.75          80,000
                                     -------------------------------


Warrants outstanding at September 30, 1999, expire February 2, 2001.

Note 9. Related-Party Transactions
The Company purchased marketing, advertising, and consulting services from two organizations owned by members of the Board of Directors. Total expenditures for these services were approximately $57,000 and $99,000 for 1999 and 1998, respectively.

The Company purchased certain raw materials from a vendor that is also a preferred stock shareholder. Total purchases for these materials were approximately $253,000 and $273,000 for fiscal years 1999 and 1998, respectively. Accounts payable to this vendor at September 30, 1999, were approximately $22,500.

Note 10. Earnings Per Share
The Company computes basic earnings (loss) per share based upon the weighted-average number of common shares outstanding during each year. Preferred stock dividends are included in the net income (loss) attributable to common shareholders in calculating basic earnings (loss) per share. Potential common shares such as options, warrants, and convertible preferred stock are included in the computation of diluted loss per common share where their effect is dilutive.

                                                       1999            1998
------------------------------------------------------------------------------
Earnings:
Net income                                            $     9,842   $  694,496
Less preferred stock dividends                           (125,000)     (75,000)
                                                      ------------------------
Income (loss) available to common stockholders        $  (115,158)  $  619,496
                                                      ========================

Weighted-average shares:
Basic weighted-average shares                           9,347,958    6,882,453
Adjustments for dilutive shares:
Options and warrants                                           --      968,896
                                                      ------------------------
Diluted weighted-average shares                         9,347,958    7,851,349
                                                      ========================

Basic earnings (loss) per share                       $     (0.01)  $     0.09
                                                      ========================

Diluted earnings (loss) per share                     $     (0.01)  $     0.08
                                                      ========================

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Earnings Per Share (Continued)
For the years ended September 30, 1999 and 1998, the conversion of preferred stock has not been assumed since its impact on diluted earnings (loss) per share would be antidilutive. In addition, options and warrants were excluded from diluted earnings (loss) per share in 1999 since their effect was also antidilutive.

Note 11. Segment and Product Line Information
The Company's reportable segments are strategic business units that offer principally the same products and services but are distributed to different types of customers. They are managed separately because each business requires different marketing strategies. The Company has two reportable segments: food service and retail.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. There are no intersegment transactions. The Company evaluates performance based on sales and gross profit of the respective segments and does not separately evaluate total assets, cash flows, or other financial matters.

Sales and gross profit by segment are as follows:

                                            1999
                         -----------------------------------------------------
                           Retail             Food Service            Total
                         -----------------------------------------------------
Net sales                $ 6,191,797          $ 9,556,791          $15,748,588
Cost of sales              3,924,729            7,157,389           11,082,118
                         -----------------------------------------------------
Gross profit             $ 2,267,068          $ 2,399,402          $ 4,666,470
                         =====================================================


                                             1998
                         -----------------------------------------------------
                           Retail             Food Service            Total
                         -----------------------------------------------------
Net sales                $ 5,209,474          $ 9,753,683          $14,963,157
Cost of sales              3,031,112            7,621,565           10,652,677
                         -----------------------------------------------------
Gross profit             $ 2,178,362          $ 2,132,118          $ 4,310,480
                         =====================================================


The Company's percentages of revenue by major product line for the years ended September 30, 1999 and 1998, are as follows:

                                              1999                    1998
--------------------------------------------------------------------------
Tortillas                                      81%                     79%
Corn tortilla chips                            17%                     15%
Salsa and all other products                    2%                      6%

SPARTA FOODS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Supply Agreement
In January 1999, the Company entered into a five-year Supply Agreement (the Agreement) with a customer to supply private label retail food products. The Agreement details certain minimum order requirements and payment terms, with which the customer is not in compliance. On November 18, 1999, the Company notified the customer of these events of default. The Agreement specifies that the customer has 30 days to cure these events of default, or the Agreement is terminated. Upon such termination, as detailed in the Agreement, the customer is obligated to pay the Company for all remaining inventory and accounts receivable, totaling approximately $654,000 as of September 30, 1999. In addition, the Company has purchase order obligations for inventory materials totaling approximately $136,000 as of September 30, 1999, which the customer is obligated to pay for under the terms of the Agreement. The Company has filed action against the customer. In the opinion of management, the ultimate outcome of this matter will not have a material effect on the Company.

Note 13. Preferred Stock
On February 24, 1998, the Company issued 2,500 shares of preferred stock, series 1998. The shares are convertible at any time at the rate of 606.06 shares of common stock for each share of preferred stock. The holders of the preferred stock have the right to require the Company to repurchase the stock in the event of a change in control authorized by the Board of Directors or if the Company is in default with certain nonfinancial covenants relating primarily to normal business operations as defined in the agreement. The holders of the preferred stock are entitled to receive, when, as, and if declared by the Company's Board of Directors, cash dividends at the rate of 5 percent annually or, at the option of the Company, dividends of shares of additional preferred stock at the rate of
7.5 percent annually. Dividends are fully cumulative, accumulate without interest from the date the preferred stock was originally issued and, if declared by the Board of Directors, are payable, semiannually on January 1 and July 1. At September 30, 1999 and 1998, cumulative and undeclared cash dividends totaled $200,000, or $80 per share, and $75,000, or $30 per share, respectively.

Note 14. Agreement With Potential Acquiror
On November 12, 1999, the Company entered into an agreement with Cenex Harvest States Cooperatives (Cenex) under which the Company granted Cenex the exclusive right, until December 31, 1999, to negotiate the acquisition of the Company. Cenex owns 92,500 shares of common stock and is the owner of the preferred stock convertible into 1,515,150 shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

         The names and ages of our executive officers and directors and their positions and offices held as of December 15, 1999 are as follows:

         Name                     Age    Position with Company

         Joel P. Bachul           57     President, Chief Executive Officer and
                                         Director

         A. Merrill Ayers         53     SeniorVice President, Treasurer, Chief
                                         Financial Officer and Secretary

         Craig S. Cram            44     Executive Vice President, Sales and
                                         Operations

         Larry P. Arnold          56     Director

         Thomas F. Baker          56     Director

         William J. Benzick       58     Director

         John D. Johnson          51     Director

         Edward K. Jorgensen      60     Director

         Michael J. Kozlak        46     Director

         Joel P. Bachul, has been our Chief Executive Officer and President since December 1, 1994. From August 1991 until July 1994, Mr. Bachul served as the Executive Vice President and Chief Operating Officer of Old Home Foods, Inc., a food processing and distribution concern. From July 1990 until July 1991, Mr. Bachul was the Executive Vice President and Chief Operating Officer of Bell Cold Storage which provides public and cold storage services. Mr. Bachul served as Senior Vice President of J.P. Foodservice, a foodservice distributor, from July 1989 through February 1990. From 1980 until July 1989, Mr. Bachul served as Vice President, Senior Vice President and Chief Operating Officer of PYA/Monarch, also a foodservice distributor.

         A. Merrill Ayers, has served as our Treasurer, Chief Financial Officer and Secretary since November 9, 1994 and as Senior Vice President of Finance and Administration since October 1998. Prior to joining us, Mr. Ayers served as Senior Vice President of ITT Consumer Financial Corp. from June 1992 until February 1994.

         Craig S. Cram, has served as our Executive Vice President, Sales and Operations since March 1999 and was Vice President-Operations from September 1998 until March 1999. Mr. Cram served as General Manager of Creative Foods, a USDA meat plant co-packer, from 1994 until 1998.

         Larry P. Arnold, a director since February 1996, has been retired since January 1993. For more than five years prior thereto, he was Managing General Partner of Wessels, Arnold & Henderson, a Minneapolis-based investment banking firm. Mr. Arnold is also a director of Van Wagoner Funds.

         Thomas F. Baker, a director since May 1999, has been retired since May 1999. For more than five years prior thereto he was Executive Vice President, Finance and Administration, of Cenex Harvest States Cooperatives, an agricultural cooperative.

         William J. Benzick, a director since May 1999, was Founder, Chairman of the Board and CEO of Best, Inc. until August 1997 when he became Chairman Emeritus. Best, Inc. was a food service management company which was acquired by Fine Host Corporation in 1997.

         John D. Johnson, a director since February 1998, has been President and General Manager of Cenex Harvest States Cooperatives, an agricultural cooperative, since June 1998. Prior to the merger of CENEX, Inc. and Harvest States Cooperatives on June 1, 1998, Mr. Johnson served as President and Chief Executive Officer (from 1995 to 1998) and as Group Vice President (from 1992 to
1995) of Harvest States Cooperatives. Mr. Johnson was appointed to Sparta's Board of Directors in February 1998 in connection with that certain Stock Purchase Agreement dated February 23, 1998 between us and Cenex Harvest States Cooperatives (f/k/a Harvest States Cooperatives). Sparta issued 2,500 shares of Preferred Stock, Series 1998 to Cenex Harvest States in consideration for $2,500,000. Pursuant to our agreement with Cenex Harvest States, we agreed to use our best efforts to nominate as a director and elect Cenex Harvest States' nominee as a director so long as Cenex Harvest States owns no less than 10% of the outstanding Preferred Stock, Series 1998. Mr. Johnson is Cenex Harvest States' nominee for director.

         Edward K. Jorgensen, a director since February 1996, has been President of Nordex International, a food distribution company, since September 1994. Effective August 31, 1994, Mr. Jorgensen retired as Vice President of Trade Relations for CPC Foodservice, an international food manufacturer, with whom he had been associated since January 1993. For 27 years prior thereto, he served as Senior Vice President of Foodservice for the Kellogg Company.

         Michael J. Kozlak, a director since March 1995, has been Managing Director of GMAC/RFC, a mortgage banking company, since October 1998. From January 1998 to October 1998, Mr. Kozlak served as a consultant with Kozlak Associates, a firm which provides consulting services to the banking and mortgage banking industries. He served as Senior Executive Vice President of PNC Mortgage Corporation of America, a mortgage banking company, from January 1996 to December 1997, and as a consultant with Kozlak Associates from January 1994 through November 1995. From March 1985 until December 1993, Mr. Kozlak served as President and Chief Executive Officer of First Bank Mortgage, a wholly-owned mortgage banking subsidiary of First Bank, N.A. In addition to his position at First Bank Mortgage, Mr. Kozlak assumed the responsibility for the Financial Services Division within First Bank System. Mr. Kozlak has served as a member of various senior level committees at First Bank System, including its Retail Banking Task Force, Senior Asset and Liability Committee and Consumer Credit Committee.

         Each of our directors hold office until the next annual meeting of shareholders or until his or her successor has been duly elected and qualified. Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships among any of our directors or executive officers.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10 percent of our outstanding shares of common stock, to file initial reports of ownership and reports of changes in ownership of our securities with the Securities and Exchange Commission. Our officers, directors and greater than 10 percent shareholders are required by Securities and Exchange Commission Regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such reports furnished to or obtained by us or written representations that no other reports were required, we believe that during the fiscal year ended September 30, 1999, all filing requirements applicable to our directors, officers or beneficial owners of more than 10% of our outstanding shares of common stock were complied with except that Thomas F. Baker was late filing a Form 4 to report one transaction.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table
Set forth in the table below is the compensation paid by us during each of the last three fiscal years to our Chief Executive Officer and each other executive officer whose total salary and bonus for fiscal 1999 exceeded $100,000.



                                                                                                       Long-Term
                                                                        Annual Compensation           Compensation
                                                                                                         Awards
                                                         ----------------------------------------     ------------
                                                                                                       Securities
                                                                                     Other Annual      Underlying
Name and Principal Position                      Year    Salary ($)     Bonus ($)    Compensation     Options (#)
-------------------------------                  ----    ----------     ---------    ------------     -----------
Joel P. Bachul                                   1999      162,692       36,000          None            75,000
President and Chief Executive Officer            1998      155,000       51,500          None            50,000
                                                 1997      139,231       31,250          None           100,000


A. Merrill Ayers                                 1999      136,250       25,400          None            52,500
Senior Vice President and Chief Financial        1998      130,000       35,000          None            35,000
Officer                                          1997      114,231       25,000          None            75,000



Thomas C. House                                  1999      110,000       16,500          None              0
Former Vice President of Corporate Planning      1998      110,000       30,000          None            35,000
                                                 1997       96,038       21,250          None            75,000

         No other executive officer received a salary and bonus from us in excess of $100,000 during the last fiscal year.

Change in Control Arrangements

         We have entered into Salary Continuation Agreements with Joel P. Bachul, President and Chief Executive Officer, and A. Merrill Ayers, Senior Vice President and Chief Financial Officer and a Change of Control Executive Severance Pay Agreement with Craig S. Cram, Executive Vice President of Sales and Operations. These agreements provide that in the event that the officer's employment is terminated without cause in connection with a sale, merger or other change of control of us, such officer will be entitled to receive severance payments for 24 months equal to his base compensation at the time of termination. The Agreements also provide that any outstanding stock option held by such officers will vest immediately prior to the effective date of a change of control.

Option/SAR Grants During 1999 Fiscal Year

         The following table sets forth the options that have been granted to our executive officers listed in the Summary Compensation Table during our last fiscal year ended September 30, 1999.

                             Number of            Percent of
                            Securities          Total Options/
                            Underlying          SARs Granted to        Exercise or
                           Options/SARs          Employees in          Base Price          Expiration
              Name           Granted (#)           Fiscal Year           ($/Share)              Date
-------------------        -------------       ----------------       -------------        -----------
Joel P. Bachul               75,000(1)               24.0%               $0.9375            10/7/03

A. Merrill Ayers             52,500(1)               16.8%               $0.9375            10/7/03

Thomas C. House              35,000(1)               11.2%               $0.9375            10/7/03 (2)


(1) Such option is exercisable as to 25% of the total number of shares per year for four years beginning October 7, 1999.

(2) Such option terminated on September 30, 1999 in connection with Mr. House's termination of employment with us.

Option/SAR Exercises During Fiscal 1999
and Fiscal Year-End Option/SAR Values

         The following table provides certain information regarding the exercise of stock options to purchase shares of our common stock during the year ended September 30, 1999, by the officers named in the Summary Compensation Table and the fiscal year-end value of unexercised stock options held by such officers.


                                                                                       Value of Unexercised In-
                         Number of Shares     Value       Number of Unexercised          the-Money Options at
                           Acquired on       Realized   Options at Fiscal Year End        Fiscal Year End ($)
         Name               Exercise            ($)     (exercisable/unexercisable)  (exercisable/unexercisable)(1)
-------------------     -----------------    --------   ---------------------------  ------------------------------
Joel P. Bachul                 None             0          225,000      175,000         23,438             0

A. Merrill Ayers               None             0          147,500      125,000         15,625             0

Thomas C. House                None             0          132,500      107,500(2)      15,625             0


(1) Based on a fiscal year-end of September 30, 1999 and a common stock price of $0.8125 per share, which is the last sale price of our common stock on September 30, 1999. The value of in-the-money options is calculated as the difference between the fair market value of the common stock underlying the options and the exercise price of the options at fiscal year end. Exercisable options refer to those options that are exercisable as of September 30, 1999, while unexercisable options refer to those options that are not exercisable as of September 30, 1999, but which will become exercisable at various times in the future.

(2) Such unexercisable portions terminated as of September 30, 1999 in connection with Mr. House's termination of employment with us.

Compensation of Directors

         General Policy. Each director who is not employed by us receives $500 for each Board meeting attended. Directors may be reimbursed for expenses incurred in attending meetings of the board of directors.

         Stock Options. Under our Amended and Restated Stock Option Plan, each person who becomes a nonemployee director is automatically granted a nonqualified option exercisable for 15,000 shares of common stock, and each nonemployee director who is reelected to the board of directors will thereafter receive a nonqualified option for 2,000 shares. On February 25, 1999, the date of the 1999 annual meeting of shareholders, Messrs. Arnold, Johnson, Jorgensen and Kozlak each received an option to purchase 2,000 shares at an exercise price of $1.40625, which was the fair market value of our common stock on such date, and Messrs. Baker and Benzick each received an option to purchase 15,000 shares at an exercise price of $1.125 upon their election to the board on July 9, 1999.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The following table sets forth the number of shares of our common stock beneficially owned as of December 15, 1999, by each person known to us to be the beneficial owner of 5% or more of our common stock:

  Name and Address of                       Number of Shares           Percent
  Shareholder                             Beneficially Owned(1)     of Class(2)
---------------------------------         ---------------------     -----------
Cenex Harvest States Cooperatives             1,607,650(3)               13.7%
5500 Cenex Drive
Inver Grove Heights, MN  55077

Carmen S. Abril Lopez                           754,480                  7.4%
901 West Culver
Phoenix, AZ  85007

Donald R. Brattain                              662,000                  6.5%
601 Lakeshore Parkway
Minnetonka, MN  55305
---------------------

(1) Unless otherwise indicated, the person listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of December 15, 1999, or within 60 days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by the group.

(3) Includes 1,515,150 shares which are not outstanding but which may be issued upon conversion of convertible Preferred Stock.

Management Shareholdings

         The following table sets forth the number of shares of our common stock beneficially owned as of December 15, 1999, by each of our executive officers named in the Summary Compensation Table, by each director and by all directors and current executive officers as a group:

Name and Address of                         Number of Shares         Percent
Shareholder or Identity of Group          Beneficially Owned(1)     of Class(2)
---------------------------------         ---------------------     -----------
Larry P. Arnold                                  376,000(3)             3.7%
3376 Breconwood Circle
Wayzata, MN  55391

Joel P. Bachul                                   365,250(4)             3.5%
1565 First Ave. N.W.
New Brighton, MN  55112

Michael J. Kozlak                                273,000(5)             2.7%
5049 Green Farms Road
Edina, MN  55436

A. Merrill Ayers                                 189,125(6)             1.8%
1565 First Ave. N.W.
New Brighton, MN  55112

Thomas C. House                                  155,900(7)             1.5%
1483 Arden Oak Drive
Arden Hills, MN 55112

Edward K. Jorgensen                              58,000(3)                *
5N175 Deerpath Way
St. Charles, IL  60175

Craig S. Cram                                    27,000(8)                *
1565 First Ave. N.W.
New Brighton, MN  55112

John D. Johnson (9)                              8,000(10)                *
1667 N. Snelling
St. Paul, MN  55164

Thomas F. Baker                                  3,000(10)                *
1573 Lone Oak Road
Eagan, MN  55121

William J. Benzick                               3,000(10)                *
4137 Brigadoon Drive
Shorview, MN  55126

Current Officers and Directors as a group      1,302,375(11)            12.2%
(9 persons)
---------------------

* Less than 1%.

(1)      See footnote (1) to preceding table.

(2)      See footnote (2) to preceding table.

(3) Includes 18,000 shares which may be purchased upon exercise of options which are exercisable as of December 15, 1999 or within 60 days of such date.

(4) Includes 231,250 shares which may be purchased upon exercise of options which are exercisable as of December 15, 1999 or within 60 days of such date.

(5) Includes 23,000 shares which may be purchased upon exercise of options which are exercisable as of December 15, 1999 or within 60 days of such date.

(6) Includes 163,125 shares which may be purchased upon exercise of options which are exercisable as of December 15, 1999 or within 60 days of such date.

(7) Includes 95,900 shares which may be purchased upon exercise of options which are exercisable as of December 15, 1999 or within 60 days of such date.

(8) Includes 10,000 shares which may be purchased upon exercise of options which are exercisable as of December 15, 1999 or within 60 days of such date.

(9) Mr. Johnson is an executive officer of Cenex Harvest States Cooperatives, which is one of our shareholders.

(10) Such shares are not outstanding but may be purchased upon exercise of options which are exercisable as of December 15, 1999 or within 60 days of such date.

(11) Includes 477,375 shares which may be purchased upon exercise of options which are exercisable as of December 15, 1999 or within 60 days of such date.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On November 12, 1999, we entered into an agreement with Cenex Harvest States Cooperatives ("Cenex") under which we granted Cenex the exclusive right, until December 31, 1999, to negotiate the acquisition of us. Cenex owns 92,500 shares of our common stock and Preferred Stock convertible into 1,515,150 shares of common stock, representing in the aggregate 13.7% of the common stock which would be outstanding upon conversion of such shares of Preferred Stock. John D. Johnson, one of our directors, is President and General Manager of Cenex.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibits are numbered in accordance with Item 601 of Regulation S-B. See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by us during the fourth quarter of the fiscal year ending September 30, 1999. A report on Form 8-K was filed on October 26, 1999 reporting under Item 2 our acquisition of Food Products Corporation, and a Form 8-K was filed on November 17, 1999 reporting under Item 5 our agreement to grant Cenex Harvest States Cooperatives the exclusive right to negotiate an acquisition of us.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SPARTA FOODS, INC.

Dated:  December 20, 1999                   By:      /s/  Joel P. Bachul
                                              Jack P. Bachul, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf, in the capacities, and on the dates, indicated.

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

Signature and Title                                         Date

/s/  Joel P. Bachul                                December 20, 1999
Joel P. Bachul, President and Director
(Principal Executive Officer)

/s/  A. Merrill Ayers                              December 20, 1999
A. Merrill Ayers, Chief Financial Officer
(Principal Accounting Officer)

/s/  Larry P. Arnold                               December 20, 1999
Larry P. Arnold, Director

/s/  Thomas F. Baker                               December 20, 1999
Thomas F. Baker, Director

/s/  William J. Benzick                            December 20, 1999
William J. Benzick, Director


Edward K. Jorgensen, Director


John D. Johnson, Director

/s/  Michael J. Kozlak                             December 20, 1999
Michael J. Kozlak, Director

                               SPARTA FOODS, INC.

                          EXHIBIT INDEX TO FORM 10-KSB

Exhibit
Number   Description

3.1 Articles of Incorporation, as amended to date. (Incorporated by reference to Exhibit 3(i)(5) of our Report on Form 8-K dated February 24, 1998.)*

3.2 By-Laws, as amended to date. (Incorporated by reference to 3.2 to our Form 10-KSB for the fiscal year ended September 30, 1998).*

4.1 Form of Certificate for common stock of Sparta Foods, Inc. (Incorporated by reference to our Form 10-QSB for the quarter ended March 31, 1994.)*

10.1**   Amended and Restated Stock Option Plan. (Incorporated by reference to
         Exhibit 10.2 to our Annual Report on Form 10-KSB for the period ended September 30, 1996.)*

10.2 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,560,808). (Incorporated by reference to our Form 10-K for the period ended December 31, 1990.) *

10.3 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,341,156). (Incorporated by reference to our Form 10-K for the period ended December 31, 1990.)*

10.4 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,434,854). (Incorporated by reference to our Form 10-K for the period ended December 31, 1990.)*

10.5 Distributorship Agreement dated January 21, 1994 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to our Amendment No. 2 on Form 10-KSB/A to the Form 10-KSB for the period ended September 30, 1993.)*

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number   Description

10.6 Addendum No. 1 to Distributor Agreement dated July 20, 1995 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to our Form 10-QSB for the quarterly period ended June 30, 1995.)*

10.7 Distributor Agreement dated January 2, 1996, between Catalina Specialty Foods, Inc. and us. (Incorporated by reference to Exhibit 10.40 to our Form 10-QSB for the period ended March 31, 1996.)*

10.8** Salary Continuation Agreement dated August 1995 between us and Joel P. Bachul. (Incorporated by reference to Exhibit 10.39 to our Form 10-KSB for the year ended September 30, 1996).*

10.9** First Amendment dated April 1, 1999 to Salary Continuation Agreement dated August 1995 between us and Joel Bachul. (Incorporated by reference to Exhibit 10.6 to our Form 10-QSB for the quarterly period ended June 30, 1999).*

10.10** Salary Continuation Agreement dated August 1995 between us and A. Merrill Ayers. (Incorporated by reference to Exhibit 10.40 to our Form 10-KSB for the quarterly year ended September 30, 1996).*

10.11** First Amendment dated April 1, 1999 to Salary Continuation Agreement dated August 1995 between us and A. Merrill Ayers. (Incorporated by reference to Exhibit 10.7 to our Form 10-QSB for the quarterly period ended June 30, 1999).*

10.12** Change of Control Executive Severance Pay Agreement dated April 1, 1999 between Company and Craig S. Cram. (Incorporated by reference to Exhibit 10.5 to our Form 10-QSB for the quarterly period ended June 30,
         1999).*

10.13 Distribution Agreement dated February 14, 1997 between us and Marigold Foods, Inc. (Incorporated by reference to Exhibit 10.45 to our Form 10-QSB for the quarterly period ended March 31, 1997.*

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

Exhibit
Number   Description

10.14 Commercial Lease between First Industrial L.P. and Sparta Foods, Inc., effective September 1, 1997 for a 15-year period. (Incorporated by reference to Exhibit 10.46 to our Form 10-QSB for the quarterly period ended June 30, 1997).*

10.15 Second Amendment dated June 3, 1999 to the Industrial Building Lease Agreement dated September 1, 1997 between us and First Industrial, LP. (Incorporated by reference to Exhibit 10.3 to our Form 10-QSB for the quarterly period ended June 30, 1999).*

10.16 Supply Agreement dated January 14, 1999 between us and Rupari Food Services, Inc. (Incorporated by reference to Exhibit 10.4 to our Form 10-QSB for the quarterly period ended June 30, 1999).*

10.17 Loan Agreement dated as of July 1, 1997 between us and Minnesota Agricultural and Economic Development Board. (Incorporated by reference to Exhibit 10.40 to our Form 10-KSB for the period ended September 30, 1997.)*

10.18 Stock Purchase Agreement dated February 23, 1998 between us and Harvest States Cooperatives. (Incorporated by reference to Exhibit 10.40 to our Form 8-K dated February 24, 1998.)*

10.19 Equipment Lease Agreement dated March 5, 1999 between us and Firstar Equipment Finance Corporation. (Incorporated by reference to Exhibit
         10.1 to our Form 10-QSB for the quarterly period ended March 31,
         1999).*

10.20 Revised License Agreement dated January 1, 1999 between us and Atlas International Food and Equipment. (Incorporated by reference to Exhibit
         10.8 to our Form 10-QSB for the quarterly period ended June 30, 1999).*

10.21 Secured Subordinated Promissory Note dated October 13, 1999 by and between us and Food Products Corporation. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 13,
         1999).*

10.22 Assignment of Lease dated October 13, 1999 by and between us and Food Products Corporation and related Lease Agreement. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 13, 1999).*

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

10.23 Term Loan and Credit Agreement dated October 13, 1999 by and between us and Norwest Bank Minnesota, National Association. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated October 13, 1999).*

10.24 Term Note dated October 13, 1999, issued by Sparta Foods, Inc. to Norwest Bank Minnesota, National Association. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated October 13, 1999).*

10.25 Security Agreement dated October 13, 1999 by and between us and Norwest Bank Minnesota, National Association. (Incorporated by reference to
         Exhibit 10.5 to our Current Report on Form 8-K dated October 13,
         1999).*

11       Sparta Foods, Inc. Computation of Earnings (loss) Per Common Share.

21 Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 to our Form 8-K dated February 24, 1998.)*

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