Form 10KSB/A
period 1999-09-30
SPARTA FOODS INC
filed 2000-02-04
CIK 838171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

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

                                    PART III

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The following table sets forth the number of shares of our common stock beneficially owned as of January 1, 2000, by each person known to us to be the beneficial owner of 5% or more of our common stock:

    Name and Address of                 Number of Shares             Percent
       Shareholder                    Beneficially Owned(1)        of Class(2)
   --------------------               ---------------------        -----------
Cenex Harvest States Cooperatives         5,169,156(3)               37.3%
5500 Cenex Drive
Inver Grove Heights, MN  55077

Carmen S. Abril Lopez                       591,696                   5.8%
901 West Culver
Phoenix, AZ  85007

Donald R. Brattain                          662,000                   6.4%
601 Lakeshore Parkway
Minnetonka, MN  55305
---------------------

(1) Unless otherwise indicated, the person listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.

(2) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them as of January 1, 2000, or within 60 days of such date are treated as outstanding only when determining the percent owned by such individual and when determining the percent owned by the group.

(3) Includes: (i) 92,500 shares which are outstanding; (ii) 1,515,150 shares which are not outstanding but which may be issued upon conversion of convertible Preferred Stock; (iii) 2,045,504 shares which are not outstanding that may be purchased pursuant to the merger agreement if the merger is terminated; (iv) 9,000 shares, not outstanding, issuable upon exercise of vested stock options held by John D. Johnson, President and General Manager of Cenex; and (v) 1,507,000 shares, outstanding, subject to voting and proxy agreements granted by Sparta officers and directors and a principal shareholder.

Management Shareholdings

         The following table sets forth the number of shares of our common stock beneficially owned as of January 1, 2000, by each of our executive officers named in the Summary Compensation Table, by each director and by all directors and current executive officers as a group:

      Name and Address of                   Number of Shares          Percent
  Shareholder or Identity of Group        Beneficially Owned(1)     of Class(2)
  --------------------------------        ---------------------     -----------
Larry P. Arnold                              379,000(3)               3.7%
3376 Breconwood Circle
Wayzata, MN  55391

Joel P. Bachul                               365,250(4)               3.5%
1565 First Ave. N.W.
New Brighton, MN  55112

Michael J. Kozlak                            273,000(5)               2.6%
5049 Green Farms Road
Edina, MN  55436

A. Merrill Ayers                             189,125(6)               1.8%
1565 First Ave. N.W.
New Brighton, MN  55112

Thomas C. House                               90,900(7)                 *
1483 Arden Oak Drive
Arden Hills, MN 55112

Edward K. Jorgensen                           61,000(3)                 *
5N175 Deerpath Way
St. Charles, IL  60175

Craig S. Cram                                 33,250(7)                 *
1565 First Ave. N.W.
New Brighton, MN  55112

John D. Johnson (8)                           11,000(9)                 *
1667 N. Snelling
St. Paul, MN  55164

Thomas F. Baker                               23,000(10)                *
1573 Lone Oak Road
Eagan, MN  55121

William J. Benzick                             3,000(9)                 *
4137 Brigadoon Drive
Shorview, MN  55126

      Name and Address of                   Number of Shares          Percent
  Shareholder or Identity of Group        Beneficially Owned(1)     of Class(2)
  --------------------------------        ---------------------     -----------

Current Officers and Directors as a group  1,337,625(11)             12.4%
(9 persons)
---------------------

* Less than 1%.

(1)      See footnote (1) to preceding table.

(2)      See footnote (2) to preceding table.

(3) Includes 21,000 shares which may be purchased upon exercise of options which are exercisable as of January 1, 2000 or within 60 days of such date.

(4) Includes 231,250 shares which may be purchased upon exercise of options which are exercisable as of January 1, 2000 or within 60 days of such date.

(5) Includes 23,000 shares which may be purchased upon exercise of options which are exercisable as of January 1, 2000 or within 60 days of such date.

(6) Includes 163,125 shares which may be purchased upon exercise of options which are exercisable as of January 1, 2000 or within 60 days of such date.

(7) Includes 16,250 shares which may be purchased upon exercise of options which are exercisable as of January 1, 2000 or within 60 days of such date.

(8) Such shares are not outstanding but may be purchased upon exercise of options which are exercisable as of January 1, 2000 or within 60 days of such date.

(9) Mr. Johnson is an executive officer of Cenex Harvest States Cooperatives, which is one of our shareholders.

(10) Includes 3,000 shares which may be purchased upon exercise of options which are exercisable as of January 1, 2000 or within 60 days of such date.

(11) Includes 492,625 shares which may be purchased upon exercise of options which are exercisable as of January 1, 2000 or within 60 days of such date.

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

                                               SPARTA FOODS, INC.


                                               By: /s/ Joel P. Bachul
                                                   Joel P. Bachul, President

Date:  February 4, 2000

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

10.2 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,560,808). (Incorporated by reference to our Form 10-K for the period ended December 31, 1990.) *

10.3 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,341,156). (Incorporated by reference to our Form 10-K for the period ended December 31, 1990.)*

10.4 Concurrent Ownership and Usage Agreement dated November 16, 1990, between La Canasta Mexican Food Products, Inc. and La Canasta of Minnesota, Inc. (Reg. No. 1,434,854). (Incorporated by reference to our Form 10-K for the period ended December 31, 1990.)*

10.5 Distributorship Agreement dated January 21, 1994 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to our Amendment No. 2 on Form 10-KSB/A to the Form 10-KSB for the period ended September 30, 1993.)*

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.
***  Filed with Form 10-KSB for fiscal year ended September 30, 1999.

Exhibit
Number   Description

10.6 Addendum No. 1 to Distributor Agreement dated July 20, 1995 between Crystal Farms Refrigerated Distribution Company and Sparta Foods, Inc. (Incorporated by reference to our Form 10-QSB for the quarterly period ended June 30, 1995.)*

10.7 Distributor Agreement dated January 2, 1996, between Catalina Specialty Foods, Inc. and us. (Incorporated by reference to Exhibit 10.40 to our Form 10-QSB for the period ended March 31, 1996.)*

10.8** Salary Continuation Agreement dated August 1995 between us and Joel P. Bachul. (Incorporated by reference to Exhibit 10.39 to our Form 10-KSB for the year ended September 30, 1996).*

10.9** First Amendment dated April 1, 1999 to Salary Continuation Agreement dated August 1995 between us and Joel Bachul. (Incorporated by reference to Exhibit 10.6 to our Form 10-QSB for the quarterly period ended June 30, 1999).*

10.10** Salary Continuation Agreement dated August 1995 between us and A. Merrill Ayers. (Incorporated by reference to Exhibit 10.40 to our Form 10-KSB for the quarterly year ended September 30, 1996).*

10.11** First Amendment dated April 1, 1999 to Salary Continuation Agreement dated August 1995 between us and A. Merrill Ayers. (Incorporated by reference to Exhibit 10.7 to our Form 10-QSB for the quarterly period ended June 30, 1999).*

10.12** Change of Control Executive Severance Pay Agreement dated April 1, 1999 between Company and Craig S. Cram. (Incorporated by reference to Exhibit 10.5 to our Form 10-QSB for the quarterly period ended June 30,
         1999).*

10.13 Distribution Agreement dated February 14, 1997 between us and Marigold Foods, Inc. (Incorporated by reference to Exhibit 10.45 to our Form 10-QSB for the quarterly period ended March 31, 1997.*

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.
***  Filed with Form 10-KSB for fiscal year ended September 30, 1999.

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

10.21 Secured Subordinated Promissory Note dated October 13, 1999 by and between us and Food Products Corporation. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 13,
         1999).*

10.22 Assignment of Lease dated October 13, 1999 by and between us and Food Products Corporation and related Lease Agreement. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 13, 1999).*

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.
***  Filed with Form 10-KSB for fiscal year ended September 30, 1999.

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

11       Sparta Foods, Inc. Computation of Earnings (loss) Per Common Share.***

21 Subsidiaries of Registrant. (Incorporated by reference to Exhibit 21 to our Form 8-K dated February 24, 1998.)*

23       Consent of independent public accountant.***

24       Power of Attorney (included on signature page of this Form 10-KSB)

27       Financial Data Schedule (filed in electronic format only)***

------------------------------
* Incorporated by reference - Commission File No. 000-19318 unless otherwise indicated.
** Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.
***  Filed with Form 10-KSB for fiscal year ended September 30, 1999.