Form 10-Q
period 1999-12-31
SPARTA FOODS INC
filed 2000-02-08
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                           For the quarterly period ended December 31, 1999.

 ____                      Transition Report under Section 13 or 15 (d) of the
                           Exchange Act.

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

                  10,278,916 of Common Stock at February 4, 2000.

Transitional Small Business Disclosure Format:  Yes  _____    No     X

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                         QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements                                   3

                     Condensed Consolidated Balance Sheets
                     at December 31, 1999 and September 30, 1999            3

                     Condensed Consolidated Statements of
                     Operations for the three-month periods
                     ended December 31, 1999 and 1998                       4

                     Condensed Consolidated Statements of
                     Cash Flows for the three-month periods
                     ended December 31, 1999 and 1998                       5

                     Notes to Condensed Consolidated Financial
                     Statements - December 31, 1999                         6

         Item 2.     Management's Discussion and Analysis or               10
                     Plan of Operation



PART II .         OTHER INFORMATION

         Item 6.     Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                                 14

EXHIBIT INDEX                                                              15

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets

                                                                                              December 31     September 30
                                                                                                  1999              1999
                                                                                            ------------       ------------
                                                                                              (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                                $     15,916       $  2,701,596
   Accounts receivable, less allowances of $35,000 and $30,000, respectively                   2,397,452          1,235,531
   Inventories:
      Finished goods                                                                             560,007            461,105
      Raw materials and packaging                                                              1,399,103          1,005,016
  Prepaid expenses and other assets                                                              331,090            239,043
  Deferred tax asset                                                                              38,000             80,000
                                                                                            ------------       ------------
Total current assets                                                                           4,741,568          5,722,291
                                                                                            ------------       ------------

Property and Equipment                                                                        12,357,264          9,524,435
   Less accumulated depreciation                                                               3,855,023          3,593,581
                                                                                            ------------       ------------
                                                                                               8,502,241          5,930,854
                                                                                            ------------       ------------
Other Assets
   Restricted cash                                                                               201,409            198,158
   Covenants not-to-compete, less accumulated amortization of
     $52,750 and $41,089, respectively                                                           147,251             53,916
   Goodwill, less accumulated amortization of $175,329 and $88,613, respectively               6,248,010            415,128
   Deferred financing costs, less accumulated amortization of
      $30,032 and $69,181, respectively                                                          117,902            109,765
   Deferred tax asset                                                                            190,000            190,000
   Other                                                                                         170,347            172,721
                                                                                            ------------       ------------
                                                                                               7,074,919          1,139,688
                                                                                            ------------       ------------
                                                                                            $ 20,318,728       $ 12,792,833
                                                                                            ============       ============
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Bank line of credit                                                                      $  1,935,000       $       --
   Current maturities of long-term debt                                                        1,320,342          1,190,241
   Accounts payable                                                                              810,067            635,513
   Accrued expenses                                                                              693,991            520,498
                                                                                            ------------       ------------
            Total current liabilities                                                          4,759,400          2,346,252
                                                                                            ------------       ------------
Accrued Rent                                                                                     108,097             96,515
                                                                                            ------------       ------------
Long-term Debt, less current maturities                                                        6,427,158          1,475,760
                                                                                            ------------       ------------
Stockholders Equity
   Preferred Stock, authorized 1,000,000 shares, $1,000 par value;
      Issued and outstanding 2,500 shares                                                      2,500,000          2,500,000
   Common Stock, authorized 15,000,000 shares, $0.01 par value; issued and outstanding
     10,278,916 and 10,191,416 shares, respectively                                              102,789            101,914
   Additional paid-in capital                                                                  7,164,118          7,100,150
   Accumulated deficit                                                                          (742,834)          (827,758)
                                                                                            ------------       ------------
                                                                                               9,024,073          8,874,306
                                                                                            ------------       ------------
                                                                                            $ 20,318,728       $ 12,792,833
                                                                                            ============       ============

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                                   For the three months
                                                                                           Ended
                                                                                        December 31
                                                                            --------------------------------
                                                                                 1999               1998
                                                                            --------------------------------

Net sales                                                                    $  6,545,736       $  3,675,024

Cost of sales                                                                   4,285,838          2,593,863
                                                                             ------------       ------------

   Gross profit                                                                 2,259,898          1,081,161

Selling, general, and administrative expenses                                   1,896,208          1,043,111
Costs incurred related to a potential sale of the Company                          73,500               --
                                                                             ------------       ------------

    Operating income                                                              290,190             38,050

Other income, net                                                                  25,775             32,252

Interest expense                                                                 (179,041)           (50,598)
                                                                             ------------       ------------

    Income before income tax                                                      136,924             19,704

Provision for income tax                                                           52,000              7,900
                                                                             ------------       ------------

   Net income                                                                $     84,924       $     11,804

Preferred stock dividends                                                         (31,250)           (31,250)

  Net income (loss) available to common shareholders                         $     53,674       $    (19,446)
                                                                             ============       ============

Earnings (Loss) per Share:
      Basic                                                                  $       0.01       $       0.00
      Diluted                                                                $       0.01       $       0.00
                                                                             ============       ============

Weighted average number of common shares outstanding:
      Basic                                                                    10,199,101          7,650,090
      Diluted                                                                  10,427,823          7,650,090
                                                                             ============       ============


See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                               For the three months
                                                                                                ended December 31
                                                                                               1999                1998
                                                                                          -----------       -----------
Cash Flows from Operating Activities
   Net income                                                                             $    84,924       $    11,804
   Adjustments to reconcile net income to net cash
      Provided by operating activities:
           Depreciation and Amortization                                                      357,705           203,165
           Deferred taxes                                                                      42,000             7,900
   Changes in assets and liabilities, net of the effects
     from purchasing Food Products Corporation:
            Accounts receivable                                                              (114,135)            9,748
            Inventories                                                                       (37,101)          (94,768)
            Prepaid expenses                                                                  (92,047)          (43,499)
            Accounts payable and accrued expenses                                             (81,056)          (84,074)
                                                                                          -----------       -----------
                 Net cash provided by operating activities                                    160,290            10,276
                                                                                          -----------       -----------
Cash Flows from Investing Activities
   Acquisition of a tortilla manufacturer and distributor                                  (6,000,000)             --
   (Increase) Decrease in restricted cash                                                      (3,251)           40,446
   Purchases of equipment                                                                    (108,479)         (163,304)
   Change in deposits and other assets                                                          2,374            54,188
                                                                                          -----------       -----------
                 Net cash used in investing activities                                     (6,109,356)          (68,670)
                                                                                          -----------       -----------
Cash Flows from Financing Activities
   Net borrowings on bank line of credit                                                    1,935,000              --
   Increase (repayment) of Long-term Debt, net                                              1,278,543           (89,788)
   Issuance of Common Stock, net of costs                                                      64,843           400,101
   Deferred financing costs                                                                   (15,000)             --
                                                                                          -----------       -----------
                 Net cash provided by financing activities                                  3,263,386           310,313
                                                                                          -----------       -----------
                 Net (decrease) increase in cash                                           (2,685,680)          251,919

Cash and cash equivalents
   Beginning of period                                                                      2,701,596         1,131,255
                                                                                          ===========       ===========
   End of period                                                                          $    15,916       $ 1,383,174
                                                                                          ===========       ===========

Supplemental Disclosures of Cash Flow Information:
   Cash payments for:
      Interest                                                                            $   171,596       $    50,095
      Income taxes                                                                             10,000              --
Supplemental Schedule of Non Cash Investing and Financing Activities:
   Acquisition of Assets of Food Products Corporation:
      Working Capital Acquired                                                            $ 4,163,674              --
      Fair value of other assets acquired                                                   6,009,967              --
      Liabilities assumed                                                                  (1,173,641)             --
                                                                                          -----------
         Total                                                                              9,000,000              --
      Less Seller Financed Note                                                            (3,000,000)             --
                                                                                          -----------
         Cash Purchase Price                                                               (6,000,000)             --
                                                                                          ===========

See Notes to Condensed Consolidated Financial Statements.

                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1999
                                   (unaudited)

NOTE 1.  GENERAL

     The unaudited condensed consolidated balance sheet at December 31, 1999, the condensed consolidated statements of operations for the three-month periods ended December 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 1999 and 1998, include all adjustments which in our opinion are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 2000.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1999 and 1998, contained in Form 10-KSB for the year ended September 30, 1999 and Management's Discussion and Analysis or Plan of Operation contained herein.


NOTE 2.  ACQUISITION

     On October 13, 1999, we acquired all assets and assumed certain liabilities of Food Products Corporation, a tortilla manufacturer in Phoenix, Arizona, for $9,000,000, plus assumed liabilities of $1,173,641. In connection with the acquisition, we entered into a secured subordinated note with the sellers. At December 31, 1999, $3,000,000 is outstanding on the seller note and is payable in 20 quarterly installments of $183,470, including interest at 8 percent. In addition, we entered into a new term loan and line of credit with our bank, referred to below. The acquisition has been accounted for as a purchase. The results of operations of Foods Products Corporation are included in our financial statements since the date of acquisition. Unaudited pro-forma results of operations for the three month periods ended December 31, 1999 and 1998 as though Food Products Corporation had been acquired on October 1, 1998 are as follows:

                                       1999               1998
                                   -----------      -----------
     Net Sales                     $ 6,895,000      $ 5,835,000

     Net Income                    $   110,000      $    65,000

     Earnings (Loss) per share:
         Basic                     $      0.01      $      0.00
         Diluted                   $      0.01      $      0.00

NOTE 3.  FINANCING AGREEMENTS

     We have a line of credit and term loan with a bank, secured by certain assets. Maximum borrowings under the line of credit are determined by a borrowing base calculation or $3,000,000, whichever is less. At December 31, 1999, $1,935,000 is outstanding on the line of credit and our borrowing base calculation totals approximately $2,600,000. The term loan has a five-year term with monthly principal installments of $55,000. At December 31, 1999 $3,190,000 is outstanding on the term loan. Borrowings on the line of credit bear interest at prime and on the term loan at prime plus 0.25 percent (prime was 8.5 percent at December 31, 1999). Interest payments are due monthly. We are to maintain certain minimum net worth and debt service coverage levels.

     We have a loan acquired through the State of Minnesota related to a revenue bond issuance. The loan is due in monthly installments that vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. At December 31, 1999, $1,612,500 is outstanding. We are to maintain certain net worth and debt service coverage levels. In addition certain dividend restrictions are stipulated and a debt service reserve fund has been established. The debt service reserve fund will remain until all loan obligations have been satisfied and is reflected on the consolidated balance sheet as restricted cash.

NOTE 4.  INCOME TAX

     Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, net of deferred tax liabilities for temporary differences. For the three-month periods ended December 31, 1999 and 1998, income taxes have been computed at the federal and state statutory rates.

NOTE 5.  SUPPLY AGREEMENT

     In January 1999, we entered into a five-year Supply Agreement with Rupari Food Services, Inc. to supply private label food products. The agreement details certain minimum order requirements and payment terms, with which the customer is not in compliance. We notified the customer of these events of default and after continued noncompliance terminated the agreement. Upon termination, as detailed in the agreement, the customer is required to pay for all remaining inventory and accounts receivable, totaling approximately $790,000 as of December 31, 1999, and a payment obligation totaling approximately $1,800,000 for not fulfilling specific five-year minimum order requirements. The customer has denied their responsibility, claiming we produced a sub-standard product. We have filed legal action against the customer seeking all required payments defined in the agreement plus any legal and other costs incurred related to the action. As of December 31, 1999, the inventory and accounts receivable plus approximately $30,000 of legal fees incurred to date are included in our current assets. Nothing has been recorded for the five-year minimum order payment obligation to us by this customer. In our opinion, the ultimate outcome of this matter will result at a minimum in our recovery of our current assets.

NOTE 6.  PREFERRED STOCK

     We have 2,500 shares of preferred stock outstanding which are convertible at any time at the rate of 606.06 shares of common stock for each share of preferred stock. The holders of the preferred stock have the right to require us to repurchase the stock in the event of a change in control authorized by the board of directors or if we are in default with certain covenants defined in the agreement. The holders of the preferred stock are entitled to receive, when and if declared by the board of directors, cash dividends at the rate of 5% annually or, at our option, dividends of shares of additional preferred stock at the rate of 7.5% annually. Dividends are fully cumulative, accumulate without interest from the date the preferred stock was originally issued, and if declared by the board of directors, are payable semiannually on January 1st and July 1st. At December 31, 1999 cumulative and undeclared dividends total $231,250 or $92.50 per preferred share. On December 31, 1999, we entered into a merger agreement with Cenex Harvest State Cooperatives subject to approval by our shareholders. If our shareholders approve the merger, each share of our common stock will be converted into $1.41 in cash and the features of the preferred stock will change as the holder of the preferred shares (Cenex Harvest States Cooperatives) then has the right to require us to repurchase the preferred stock. At that time, the preferred stock will become redeemable preferred stock and will be shown outside of equity on our balance sheet at its redemption value of $1,000 per share plus unpaid dividends.

NOTE 7.  SEGMENT AND PRODUCT LINE INFORMATION

     We have two reportable segments: retail and food service. Our reportable segments are strategic business units that offer principally the same products but are distributed to different types of customers. They are managed separately because each business requires different marketing strategies. We evaluate performance based on sales and gross profit of the respective segments and do not separately evaluate total assets, cash flows, or other financial matters. Sales and gross profit by segment for the three months ended December 31, 1999 and 1998 are as follows:

                         Retail      Food Service        Totals
                      ----------      ----------      ----------
      Net Sales:
      1999            $4,140,799      $2,404,937      $6,545,736
      1998            $1,272,325      $2,402,699      $3,675,024
      Gross Profit:
      1999            $1,457,094      $  802,804      $2,259,898
      1998            $  453,362      $  627,799      $1,081,161


     Our percentage of revenue by major product line for the three months ended December 31, 1999 and 1998 are as follows:

                                                1999                 1998
                                                ----                 ----
      Tortillas                                  80%                  81%
      Corn tortilla chips                        17%                  15%
      Salsa and all other products                3%                   4%

NOTE 8.  EARNINGS (LOSS)  PER SHARE

     We are complying with the "Statement of Financial Accounting Standards No. 128, Earnings per Share" (FAS 128). FAS 128 requires the presentation of basic earnings per share (EPS) and diluted earnings per share amounts. Basic EPS is the net income related to the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution assuming the issuance of common stock for stock options and warrants exercisable under the treasury stock method and also considers the potential conversion of convertible preferred stock. Diluted EPS for the three months ended December 31, 1999 includes 228,722 weighted-average shares assumed issued for options and warrants, and the conversion of preferred stock has not been assumed due to an antidilutive impact. Diluted EPS for the three months ended December 31, 1998, does not include the assumed conversion of option, warrants and preferred stock due to an antidilutive impact.

NOTE 9.  AGREEMENT WITH POTENTIAL ACQUIROR

     On December 31, 1999, we entered into an Agreement of Merger with Cenex Harvest States Cooperatives (Cenex), who owns 92,500 shares of our common stock and 2,500 shares of our preferred stock, convertible into 1,515,150 shares of common stock, and SF Acquisition Corp.(SF), a wholly-owned subsidiary of Cenex. Completion of the merger is subject to shareholder approval. Pursuant to the Agreement, SF will merge with Sparta and Sparta will be the surviving company, and each issued and outstanding share of our common stock will be converted into the right to receive $1.41 in cash, without interest. The date for the shareholder vote has not been finalized.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION
Overview

     La Canasta of Minnesota, Inc. ("La Canasta"), the predecessor of Sparta Foods, Inc., operates as our wholly-owned subsidiary. La Canasta began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. We were organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, we acquired all of the outstanding capital stock of La Canasta. Since 1991, we have completed acquisitions and secured new broker and distributor relationships which has expanded our trademark retail brands to include Cruz, Chapala, Mexitos and La Campana Paradiso, our retail distribution network to include Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc. and our food service customers to include McDonald's, Perkins, Friendly's and Carlos O'Kelly restaurants. In October 1999, we acquired Food Products Corporation, located in Phoenix Arizona, a manufacturer and distributor of tortillas and tortilla chips in the southwestern United States. The acquisition expanded our retail brands to include Arizona Brand, Spanish Bell and La La's.

Results of Operations

     Our retail net sales of $4,140,799 increased $2,868,474 (225.5%), our food service net sales of $2,404,937 increased $2,238 (0.1%), and our overall net sales of $6,545,736 increased $2,870,712 (78.1%) for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. Our increase in retail net sales and in our overall net sales is due primarily to the acquisition, in October of 1999, of Food Products Corporation. Retail net sales from our new facility in Arizona totaled $2,702,796 or 94.2% of our overall increase in net sales for the three months ended December 31, 1999.

     Gross profit, as a percentage of net sales, for the three months ended December 31, 1999 compared to the three months ended December 31, 1998, was 35.2% compared to 35.6% (decreasing 0.4%) for retail sales, 33.4% compared to 26.1% (increasing 7.3%) for food service sales, and 34.5% compared to 29.4% (increasing 5.1%) for total sales. This overall increase in gross margin percentage is primarily due to the significant increase in retail sales as a percentage of total sales, because our retail sales gross margin percentage is greater than our food service sales gross margin percentage. In addition, our gross margin percentage on food service sales has increased due to more favorable manufacturing efficiencies and raw material pricing.

     Selling, general and administrative expenses of 29.0% of net sales for the three months ended December 31, 1999 increased by 0.6% compared to 28.4% of net sales for the three months ended December 31, 1998. This increase is due to additional administrative costs associated with operating from multiple locations. The costs incurred related to our potential merger with Cenex Harvest States of $73,500 for the three months ended December 31, 1999 are primarily legal and accounting fees.

     Interest expense of $179,041 increased $128,443 for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. This increase is due to additional borrowings related to our acquisition of Food Products Corporation in October 1999.

     For the reasons discussed above, net income for the three months ended December 31, 1999 was $84,924 compared to net income of $11,804 for the same period in 1998.

Liquidity and Capital Resources

     We financed our current activities primarily through cash generated from operations and increased short-term and long-term borrowings.

     Cash provided by operating activities during the three months ended December 31, 1999 was $160,290 consisting of net income of $84,924, depreciation and amortization of $357,705, and deferred taxes of $42,000 offset by an increase in current assets of $243,283 and a decrease in current liabilities of $81,056. Cash used in investing activities was $6,109,356 consisting principally of the acquisition of Food Products Corporation for $6,000,000 and the purchase of equipment for $108,479. Cash provided by financing activities was $3,263,386 consisting principally of a net increase in borrowings on the bank line of credit of $1,935,000, a net increase in long-term borrowings of $1,278,543, and net proceeds from the issuance of common stock of $64,843.

     At December 31, 1999, we had cash and cash equivalents of $15,916, working capital of $(17,832), and availability under our bank line of credit of $665,000. We believe that our cash flow from operations and bank credit facilities will be sufficient to meet our operating requirements through fiscal 2000.

     In December 1999, we filed legal action against a customer, Rupari Food Services, Inc., seeking damages which include payment for certain current assets totaling $820,000 at December 31, 1999. In our opinion, the outcome of this legal action will result in full payment for these assets. However, if we are not successful, the result of this legal action would have a material negative impact on our future results of operations and capital resources.

Seasonality

     We have historically had higher sales in our third and fourth fiscal quarters which end June 30, and September 30, respectively, than in our first and second quarters. We believe that this is a result of seasonal consumption patterns with respect to our food products, such as consumption of higher volumes of tortilla chips and salsa during the summer months. This seasonality may cause quarterly results of operations to fluctuate.

Raw Material Cost Fluctuations

     We do not enter into futures contracts as defined by SFAS 80. We do, however, enter into purchase orders for delayed delivery of raw materials, generally 30 days for raw materials other than flour and corn. We enter into purchase orders for delayed delivery of flour and corn for a period of 2-18 months, depending on current pricing, to ensure the availability of the type of flour and corn best suited for our products. These purchase orders are placed directly with the suppliers.

Outlook

     Our plan in fiscal 2000 is to continue to grow the business by increasing sales and expanding our presence in new geographic territories. We plan to grow the business internally as well as through joint ventures and/or continued acquisitions and through the development of new distribution relationships.

     The foregoing statements contained in this Outlook section of Management's Discussion and Analysis or Plan of Operation and those relating to our operating requirements through fiscal 2000 contained in the Management's Discussion and Analysis or Plan of Operation are forward looking statements that involve a number of risks and uncertainties. Some additional factors that could cause actual results to differ materially include but are not limited to (i) the seasonality of our sales and raw materials cost fluctuations, which are discussed above; (ii) a decline in the national sales growth of tortillas; (iii) a loss of any significant customers and distributors; (iv) the failure of our sales force to achieve its sales targets; (v) our inability to grow our tortilla business due to competitive forces; (vi) the failure to complete the proposed merger with Cenex due to not obtaining a majority vote of our shareholders; (vii) an unfavorable outcome of the legal action against Rupari Food Services, Inc.; and the following:

     Reliance on Principal Customers. During fiscal 1999, sales to Crystal Farms Refrigerated Distribution Company ("Crystal Farms") and Catalina Specialty Foods, Inc. accounted for approximately 26% and 12%, respectively, of our sales. Due to our acquisition Food Products Corporation in October 1999, these percentages during fiscal 2000 have been significantly reduced. However, Crystal Farms is still our largest single distributor of retail products and has a significant impact on our growth in the retail market. Although Crystal Farms operates under a distribution agreement, the loss of Crystal Farms as a customer would have a material and adverse effect on our sales, profitability, and future growth.

     Competition. The Mexican-style food manufacturing and distribution industry is highly competitive. We are in competition with a number of manufacturers and distributors of Mexican-style food products and, to a limited extent, manufacturers of "snack foods," many of which are better capitalized than we are. We also are subject to future competition from other manufacturers, distributors and retailers who enter into the Mexican-style food and distribution industry. In the retail market, many of these competitors engage in extensive local and national advertising and marketing, and the brand names for products distributed by those competitors are significantly more recognizable to the consumer than our brand names. In addition, competition for shelf space in retail grocery stores is intense. In the food service market, we are competing with a number of regional and national producers of Mexican-style food products. Many of these competitors are better capitalized than we are and have established sales organizations. No assurance can be given that we will be able to compete as we expand our markets.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1 Agreement of Merger dated December 31, 1999 between Sparta Foods, Inc., Cenex Harvest States Cooperatives, and SF Acquisition Corp.

         11    Computation of Earnings (Loss) Per Common Share.

         27    Financial Data Schedule (filed only in electronic format):

(b)      Reports on Form 8-K:

     (1) On October 26, 1999, the Company filed a report on Form 8-K reporting, under Item 2, the acquisition of Food Products Corporation.

     (2) On November 17, 1999, the Company filed a report on Form 8-K reporting, under Item 5, its agreement to grant to Cenex Harvest States Cooperatives, Inc. an exclusive right to negotiate an agreement to acquire the Company.

     (3) On December 27, 1999, the Company filed a report on Form 8-K/A to file, under Item 7, the financial statements of business acquired and pro forma financial information relating to its acquisition of Food Products Corporation.

     (4) On January 3, 2000, the Company filed a report on Form 8-K reporting, under Item 5, its execution of a definitive merger agreement with Cenex Harvest States Cooperatives, Inc. providing for the acquisition of the Company by Cenex.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       SPARTA FOODS, INC.
                                       (Registrant)


Dated:      February 7, 2000           By: /s/ Joel P. Bachul
                                       Joel P. Bachul,
                                       President and Chief Executive Officer


Dated:      February 7, 2000           By: /s/ A. Merrill Ayers
                                       A. Merrill Ayers
                                       Treasurer, Secretary and
                                       Chief Financial Officer

                                 Exhibit Index
                               Sparta Foods, Inc.
                                  Form 10-QSB
                               December 31, 1999

(a)      Exhibits:

         10.1 Agreement of Merger dated December 31, 1999 between Sparta Foods, Inc., Cenex Harvest States Cooperatives, and SF Acquisition Corp.

         11    Computation of Earnings (Loss) Per Common Share.

         27    Financial Data Schedule (filed only in electronic format):