Form 10KSB/A
period 1999-09-30
SPARTA FOODS INC
filed 2000-04-27
CIK 838171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                              FORM 10-KSB/A (No. 2)


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

Transitional Small Business Disclosure Format (check one).  Yes [   ]  No [ X ]

         This Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999 is being submitted to disclose all transactions disclosed in Note 9 to the Company's financial statements included in Item 7 of such Annual Report.


                                    PART III

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Company retained Perception Communications Corporation, a company controlled by former director Richard Leepart, to provide marketing and advertising services to the Company from October 1997 to February 1998. The Company paid approximately $87,000 for these services.

         During fiscal 1998 and 1999 the Company purchased certain raw materials from Cenex Harvest States Cooperatives, the holder of the Company's outstanding Preferred Stock. Total purchases for these materials were approximately $273,000 and $253,000 for fiscal years 1998 and 1999, respectively. Accounts payable to this vendor at September 30, 1999, were approximately $22,500.






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

Date:  April 25, 2000