Form 10QSB/A
period 1999-12-31
SPARTA FOODS INC
filed 2000-04-27
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              FORM 10-QSB/A (No. 1)


X            Quarterly Report under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

             For the quarterly period ended December 31, 1999.

______       Transition Report under Section 13 or 15(d) of the
                  Exchange Act

             For the transition period from _____________ to __________________

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  Yes     X                 No  ______

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                 10,278,916 of Common Stock at February 4, 2000.


Transitional Small Business Disclosure Format:   Yes            No    X

         This Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1999 is being submitted to include a discussion of: (1) the impact of the increased amortization on the quarter's operations; and (ii) the impact on future operations and strategies that the planned merger with Cenex may have on the Company's future operations.


                          PART I. FINANCIAL INFORMATION


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

     Selling, general and administrative expenses of 29.0% of net sales for the three months ended December 31, 1999 increased by 0.6% compared to 28.4% of net sales for the three months ended December 31, 1998. This increase is due to additional administrative costs associated with operating from multiple locations and also includes $73,875 of amortization of goodwill associated with the acquisition of Food Products Corporation. The costs incurred related to our potential merger with Cenex Harvest States of $73,500 for the three months ended December 31, 1999 are primarily legal and accounting fees.

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

     Cash provided by operating activities during the three months ended December 31, 1999 was $160,290 consisting of net income of $84,924, depreciation and amortization of $357,705, of which $73,875 is amortization of goodwill related to the acquisition of Food Products Corporation, and deferred taxes of $42,000 offset by an increase in current assets of $243,283 and a decrease in current liabilities of $81,056. Cash used in investing activities was $6,109,356 consisting principally of the acquisition of Food Products Corporation for $6,000,000 and the purchase of equipment for $108,479. Cash provided by financing activities was $3,263,386 consisting principally of a net increase in borrowings on the bank line of credit of $1,935,000, a net increase in long-term borrowings of $1,278,543, and net proceeds from the issuance of common stock of $64,843.

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

     On December 31, 1999, we entered into a merger agreement with Cenex Harvest States. In connection with the merger, each issued and outstanding share of our common stock with be converted into the right to receive a $1.41 in cash. If the merger is completed, Cenex will own 100% of our outstanding shares of common stock, and Cenex will merge Sparta with its wholly owned subsidiary and we will be the surviving company. Upon completion of the merger you will no longer be entitled to participate in the business of Sparta as a shareholder or to vote on corporate matters of Sparta. All our common and preferred stock will be owned by Cenex and it will have a 100% interest in our net book value and earnings. Sparta will therefore become a private company, and the public trading of our common stock will cease. As a result, our shares will no longer be traded on the Nasdaq SmallCap Market and we will cease filing periodic and annual reports under the Securities Exchange Act of 1934. You will incur a taxable gain for federal income tax purposes as a result of the receipt of cash in exchange for common stock if the basis in the shares of common stock you own is less than $1.41.

     After the merger, we anticipate that Cenex will continue its review of Sparta and its assets, businesses, operations, properties, policies, corporate structure and management and consider whether any changes would be desirable in light of the circumstances then existing. Upon completion of the merger, the directors of Cenex's wholly-owned subsidiary will be the initial directors of Sparta and the officers of Sparta, with the exception of Mr. Ayers, will remain Sparta's officers.

     We anticipate that Cenex will continue to operate Sparta's business as a manufacturer and distributor of tortillas and value-added tortilla products to the retail and foodservice industries. We understand that Cenex plans to grow the business internally and through acquisition.

     As owner of 100% of Sparta's common stock following the merger, Cenex will be able to enjoy the benefits of Sparta's cash flow and earnings, if any, and will be able to exercise full voting control over Sparta. Sparta's current shareholders will no longer have the opportunity to continue their interest in an ongoing company with potential for future growth or any of the benefits discussed above. Any and all appreciation in the value of Sparta will accrue solely to the benefit of Cenex.

     The foregoing statements contained in this Outlook section of Management's Discussion and Analysis or Plan of Operation, including statements relating to the impact on our future operations and strategies that our planned merger with Cenex may have on our future operations, and those relating to our operating requirements through fiscal 2000 contained in the Management's Discussion and Analysis or Plan of Operation, are forward looking statements that involve a number of risks and uncertainties. Some additional factors that could cause actual results to differ materially include but are not limited to (i) the seasonality of our sales and raw materials cost fluctuations, which are discussed above; (ii) a decline in the national sales growth of tortillas; (iii) a loss of any significant customers and distributors; (iv) the failure of our sales force to achieve its sales targets; (v) our inability to grow our tortilla business due to competitive forces; (vi) our failure to complete our planned merger with Cenex or any unanticipated change in how Cenex plans to operate Sparta after the merger; (vii) an unfavorable outcome of the legal action against Rupari Food Services, Inc.; and the following:

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

                                    SPARTA FOODS, INC.
                                    (Registrant)


                                     By  /s/ Joel P. Bachul
                                         Joel P. Bachul
                                         President and Chief Executive Officer
Date:  April 25, 2000