Form 10QSB
period 2000-03-31
SPARTA FOODS INC
filed 2000-05-12
CIK 838171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  X                        Quarterly Report under Section 13 or 15 (d) of the
-----------                Securities Exchange Act of 1934.

                           For the quarterly period ended March 31, 2000.

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

                  10,278,916 of Common Stock at May 9, 2000.

Transitional Small Business Disclosure Format:  Yes  _____    No     X

                               SPARTA FOODS, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                    3

                  Condensed Consolidated Balance Sheets
                  at March 31, 2000 and September 30, 1999                3

                  Condensed Consolidated Statements of
                  Operations for the three-month and
                  six-month periods ended March 31, 2000
                  and 1999                                                4

                  Condensed Consolidated Statements of
                  Cash Flows for the six-month periods
                  ended March 31, 2000 and 1999                           5

                  Notes to Condensed Consolidated Financial
                  Statements - March 31, 2000                             7

         Item 2.  Management's Discussion and Analysis or                 9
                  Plan of Operation



PART II.           OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                      13


SIGNATURES                                                              14

EXHIBIT INDEX                                                           15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               SPARTA FOODS, INC.
                      Condensed Consolidated Balance Sheets

                                                                                                March 31             September 30
                                                                                                  2000                    1999
                                                                                         -------------------------------------------
ASSETS                                                                                        (unaudited)
Current Assets
   Cash and cash equivalents                                                                      $      20,037         $  2,701,596
   Accounts receivable, less allowances of $35,000 and $30,000, respectively                          2,190,240            1,235,531
   Inventories:
      Finished goods                                                                                    703,420              461,105
      Raw materials and packaging                                                                       823,318            1,005,016
   Prepaid expenses and other assets                                                                    294,416              239,043
   Deferred tax asset                                                                                    38,000               80,000
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  4,069,431            5,722,291
------------------------------------------------------------------------------------------------------------------------------------
Property and Equipment                                                                               12,059,314            9,524,435
   Less accumulated depreciation                                                                      3,869,508            3,593,581
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      8,189,806            5,930,854
------------------------------------------------------------------------------------------------------------------------------------
Other Assets
   Restricted cash                                                                                      203,431              198,158
   Litigation Claim Receivable                                                                        1,013,057                    -
   Covenants not-to-compete, less accumulated amortization of
     $59,414 and $41,089, respectively                                                                  140,586               53,916
   Goodwill, less accumulated amortization of $252,414 and $88,613, respectively
                                                                                                      6,170,926              415,128
   Deferred financing costs, less accumulated amortization of
      $33,794 and $69,181, respectively                                                                 114,140              109,765
   Deferred tax asset                                                                                   115,000              190,000
   Other                                                                                                160,457              172,721
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      7,917,597            1,139,688
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $ 20,176,834         $ 12,792,833
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
   Bank line of credit                                                                             $  1,495,000         $          -
   Current maturities of long-term debt                                                               1,331,841            1,190,241
   Accounts payable                                                                                   1,228,373              635,513
   Accrued expenses                                                                                     772,378              520,498
------------------------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                                 4,827,592            2,346,252
------------------------------------------------------------------------------------------------------------------------------------
Accrued Rent                                                                                            119,679               96,515
------------------------------------------------------------------------------------------------------------------------------------
Long-term Debt, less current maturities                                                               6,090,18             1,475,760
------------------------------------------------------------------------------------------------------------------------------------
Stockholders Equity
   Preferred Stock, authorized 1,000,000 shares, $1,000 par value;
      Issued and outstanding 2,500 shares                                                             2,500,000            2,500,000
   Common Stock, authorized 15,000,000 shares, $0.01 par value; issued and outstanding
     10,278,916 and 10,191,416 shares, respectively                                                     102,789              101,914
   Additional paid-in capital                                                                         7,164,118            7,100,150
   Accumulated deficit                                                                                (627,526)            (827,758)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      9,139,381            8,874,306
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   $ 20,176,834         $ 12,792,833
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                                  For the three months                     For the six months
                                                                         Ended                                    Ended
                                                                        March 31                                March 31
------------------------------------------------------------------------------------------------------------------------------------
                                                                 2000               1999                2000               1999
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                       $  7,019,585       $ 3,430,866    $   13,565,321          $7,105,890

Cost of sales                                                      4,547,100         2,545,010         8,832,938           5,138,873
------------------------------------------------------------------------------------------------------------------------------------

   Gross profit                                                    2,472,485           885,856         4,732,383           1,967,017

Selling, general, and administrative expenses                      2,052,085         1,095,849         3,948,293           2,138,960
Costs incurred related to a potential sale of the
     Company                                                           9,603                 -            83,103                   -
------------------------------------------------------------------------------------------------------------------------------------

    Operating income (loss)                                          410,797          (209,993)          700,987           (171,943)

Other income (expense), net                                          (26,806)           36,809            (1,031)             69,061

Interest expense                                                    (187,683)          (48,443)         (366,724)           (99,041)
------------------------------------------------------------------------------------------------------------------------------------

    Income (Loss) before income tax                                  196,308          (221,627)          333,232           (201,923)

Provision for income tax                                              81,000            (4,900)          133,000               3,000
------------------------------------------------------------------------------------------------------------------------------------

   Net income (loss)                                                 115,308          (216,727)          200,232           (204,923)

Preferred stock dividends                                            (31,250)          (31,250)          (62,500)           (62,500)

  Net income (loss) available to common shareholders
                                                                $     84,058        $ (247,977)   $      137,732           (267,423)
====================================================================================================================================

Earnings (Loss) per Share:
      Basic                                                     $       0.01        $   (0.03)    $         0.01          $   (0.03)
      Diluted                                                   $       0.01        $   (0.03)    $         0.01          $   (0.03)
====================================================================================================================================

Weighted average number of common shares outstanding:
      Basic
      Diluted                                                     10,278,916         9,358,909          10,239,008         8,504,500
                                                                  10,615,127         9,358,909          10,521,475         8,504,500
====================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                               SPARTA FOODS, INC.
                 Condensed Consolidated Statements of Cash Flows

                         (unaudited)                                                              For the six months
                                                                                                     ended March 31
                                                                                                     --------------
                                                                                               2000                1999
                                                                                               ----                ----
Cash Flows from Operating Activities
   Net income (loss)                                                                           $  200,232          $ (204,923)
   Adjustments to reconcile net income to net cash
      Provided by (used in) operating activities:
        Depreciation and Amortization                                                             844,743             414,944
        Loss on the sale of Equipment                                                               -                   1,457
        Deferred taxes                                                                            117,000                 -
   Changes in assets and liabilities, net of the effects from purchasing
     Food Products Corporation and transfers to Litigation Claim
     Receivable:
        Accounts receivable                                                                       (42,674)            114,782
        Deposits receivable                                                                              -           (359,902)
        Inventories                                                                              (259,514)           (370,775)
        Prepaid expenses                                                                          (55,373)           (124,690)
        Accounts payable and accrued expenses                                                     427,219             115,031
------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) operating activities                            1,231,633            (414,076)
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Acquisition of a tortilla manufacturer and distributor                                      (6,000,000)                  -
   Increase in Litigation Claim Receivable                                                       (222,521)                  -
   (Increase) Decrease in restricted cash                                                          (5,273)             39,414
   Purchases of equipment                                                                        (195,571)           (350,236)
   Change in deposits and other assets                                                             12,264              80,974
------------------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                                         (6,411,101)           (229,848)
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Net borrowings on bank line of credit                                                         1,495,000                  -
   Increase (repayment) of Long-term Debt, net                                                     953,066           (181,731)
   Issuance of Common Stock, net of costs                                                           64,843          2,154,601
   Deferred financing costs                                                                        (15,000)                 -
------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                                       2,497,909          1,972,870
------------------------------------------------------------------------------------------------------------------------------

                 Net (decrease) increase in cash                                                (2,681,559)         1,328,946
Cash and cash equivalents
   Beginning of period                                                                           2,701,596          1,131,255
------------------------------------------------------------------------------------------------------------------------------
   End of period                                                                               $    20,037         $ 2,460,201
==============================================================================================================================

Supplemental Disclosures of Cash Flow Information:
   Cash payments for:
      Interest                                                                                 $   367,505         $   100,503
      Income taxes                                                                                  12,500                   -
Supplemental Schedule of Non Cash Investing and Financing Activities:
   Transfers from Current Assets to Litigation Claim Receivable:
       Accounts Receivable                                                                     $   135,751
       Inventory                                                                                   654,785
                                                                                        -------------------
       Total                                                                                       790,536
                                                                                        ===================

Supplemental Schedule of Non Cash Investing and Financing Activities
      (continued):

  Acquisition of Assets of Food Products Corporation:
      Working Capital Acquired                                                                $  4,163,674               -
      Fair value of other assets acquired                                                        6,009,967               -
      Liabilities assumed                                                                       (1,173,641)              -
                                                                                        -------------------
         Total                                                                                   9,000,000               -
      Less Seller Financed Note                                                                 (3,000,000)              -
                                                                                        ===================
         Cash Purchase Price                                                                   (6,000,000)               -
                                                                                        ===================

=================================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                               Sparta Foods, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (unaudited)

NOTE 1.  GENERAL

     The unaudited condensed consolidated balance sheet at March 31, 2000, the condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2000 and 1999, include all adjustments which in our opinion are necessary in order to make the financial statements not misleading and are not necessarily indicative of results of operations to be expected for the entire fiscal year ending September 30, 2000.

     The unaudited financial statements should be read in conjunction with the audited financial statements for the years ended September 30, 1999 and 1998, contained in Form 10-KSB, as amended, for the year ended September 30, 1999 and Management's Discussion and Analysis or Plan of Operation contained herein.


NOTE 2.  ACQUISITION

     On October 13, 1999, we acquired all assets and assumed certain liabilities of Food Products Corporation, a tortilla manufacturer in Phoenix, Arizona, for $9,000,000, plus assumed liabilities of $1,173,641. In connection with the acquisition, we entered into a secured subordinated note with the sellers. At March 31, 2000, $2,877,000 is outstanding on the seller note and is payable in 20 quarterly installments of $183,470, including interest at 8 percent. In addition, we entered into a new term loan and line of credit with our bank, referred to below. The acquisition has been accounted for as a purchase. The results of operations of Foods Products Corporation are included in our financial statements since the date of acquisition. Unaudited pro-forma results of operations for the three-month and six-month periods ended March 31, 2000 and 1999 as though Food Products Corporation had been acquired on October 1, 1998 follows:

                      three-months ended                 six-months ended
                           March 31,                          March 31,
                     2000              1999             2000             1999
--------------------------------------------------------------------------------
Net Sales          $7,019,585       $6,500,000      $13,915,000      13,200,000

Net Income (Loss)    $115,308         ($95,000)        $225,000        ($30,000)

Earnings (Loss) per share:
         Basic          $0.01           ($0.01)           $0.01           $0.01)
         Diluted        $0.01           ($0.01)           $0.01          ($0.01)

NOTE 3.  LITIGATION CLAIM RECEIVABLE

     In January 1999, we entered into a five-year Supply Agreement with Rupari Food Services, Inc. (a former customer) to supply private label food products. The agreement details certain minimum order requirements and payment terms, with which the customer is not in compliance. We notified the customer of these events of default and after continued noncompliance terminated the agreement. Upon termination, as detailed in the agreement, the customer is required to pay for all remaining inventory and accounts receivable, totaling approximately $790,000 as of March 31, 2000, and a payment obligation totaling approximately $1,800,000 for not fulfilling specific five-year minimum order requirements. The customer has denied their responsibility, claiming we produced a sub-standard product. We have filed legal action against the customer seeking all required payments defined in the agreement plus any legal and other costs (totaling approximately $223,000 as of March 31, 2000) incurred related to the action. As of March 31, 2000, the inventory, accounts receivable, legal fees incurred to date, and other costs incurred related to our legal action have been combined and classified as "Litigation Claim Receivable" in the Other Assets section of our balance sheet. Nothing has been recorded for the five-year minimum order payment obligation to us by this customer. We believe, the ultimate outcome of this matter will result, at a minimum, in our recovery of our stated Litigation Claim Receivable.

NOTE 4.  FINANCING AGREEMENTS

     We have a line of credit and term loan with a bank, secured by certain assets. Maximum borrowings under the line of credit are determined by a borrowing base calculation or $3,000,000, whichever is less. At March 31, 2000, $1,495,000 is outstanding on the line of credit and our borrowing base calculation totals approximately $2,350,000. The term loan has a five-year term with monthly principal installments of $55,000. At March 31, 2000, $2,970,000 is outstanding on the term loan. Borrowings on the line of credit bear interest at prime and on the term loan at prime plus 0.25 percent (prime was 9.0 percent at March 31, 2000). Interest payments are due monthly. We are to maintain certain minimum net worth and debt service coverage levels.

     We have a loan acquired through the State of Minnesota related to a revenue bond issuance. The loan is due in monthly installments that vary in accordance with the maturity dates of the related revenue bonds, plus interest at rates varying from 4.5 to 6.0 percent. At March 31, 2000, $1,575,000 is outstanding. We are to maintain certain net worth and debt service coverage levels. In addition certain dividend restrictions are stipulated and a debt service reserve fund has been established. The debt service reserve fund will remain until all loan obligations have been satisfied and is reflected on the consolidated balance sheet as restricted cash.

NOTE 5.  INCOME TAX

     Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, net of deferred tax liabilities for temporary differences. For the three-month and six-month periods ended March 31, 2000 and 1999, income taxes have been computed at the federal and state statutory rates.

NOTE 6.  PREFERRED STOCK

     We have 2,500 shares of preferred stock outstanding which are convertible at any time at the rate of 606.06 shares of common stock for each share of preferred stock. The holders of the preferred stock have the right to require us to repurchase the stock in the event of a change in control authorized by the board of directors or if we are in default with certain covenants defined in the agreement. The holders of the preferred stock are entitled to receive, when and if declared by the board of directors, cash dividends at the rate of 5% annually or, at our option, dividends of shares of additional preferred stock at the rate of 7.5% annually. Dividends are fully cumulative, accumulate without interest from the date the preferred stock was originally issued, and if declared by the board of directors, are payable semiannually on January 1st and July 1st. At March 31, 2000 cumulative and undeclared dividends total $262,500 or $105 per preferred share.

     On December 31, 1999, we entered into a merger agreement with Cenex Harvest State Cooperatives subject to approval by our shareholders. If our shareholders approve the merger, each share of our common stock will be converted into $1.41 in cash and the features of the preferred stock will change as the holder of the preferred shares (Harvest States Cooperatives) then has the right to require us to repurchase the preferred stock. At that time, the preferred stock will become redeemable preferred stock and will be shown outside of equity on our balance sheet at its redemption value of $1,000 per share plus unpaid dividends.

NOTE 7.  SEGMENT AND PRODUCT LINE INFORMATION

     We have two reportable segments: retail and food service. Our reportable segments are strategic business units that offer principally the same products but are distributed to different types of customers. They are managed separately because each business requires different marketing strategies. We evaluate performance based on sales and gross profit of the respective segments and do not separately evaluate total assets, cash flows, or other financial matters. Sales and gross profit by segment for the three-month and six-month periods ended March 31, 2000 and 1999 are as follows:

                             Retail            Food Service            Totals
-------------------------------------------------------------------------------
For the three-months ended March 31,
     Net Sales:   2000       $4,429,216        $2,590,369            $7,019,585
                  1999       $1,156,794        $2,274,072            $3,430,866
     Gross Profit:2000       $1,628,101          $844,384            $2,472,485
                  1999         $372,000          $513,856              $885,856

For the six-months ended March 31,
     Net Sales:   2000       $8,570,015        $4,995,306           $13,565,321
                  1999       $2,429,119        $4,676,771            $7,105,890
     Gross Profit:2000       $3,085,195        $1,647,188            $4,732,383
                  1999         $825,750        $1,141,267            $1,967,017

     Our percentage of revenue by major product line for the three-month and six-month periods ended March 31, 2000 and 1999 are as follows:
                           For the three-months ended   For the six-months ended
                                      March 31,                March 31,
                                    2000    1999              2000    1999
--------------------------------------------------------------------------------
     Tortillas                       81%     80%               80%     80%
     Corn tortilla chips             17%     16%               17%     16%
     Salsa and all other products     2%      4%                3%      4%


NOTE 8.  EARNINGS (LOSS)  PER SHARE

     We are complying with the "Statement of Financial Accounting Standards No. 128, Earnings per Share" (FAS 128). FAS 128 requires the presentation of basic earnings per share (EPS) and diluted earnings per share amounts. Basic EPS is the net income related to the weighted-average number of common shares outstanding for the period. Diluted EPS reflects potential dilution assuming the issuance of common stock for stock options and warrants exercisable under the treasury stock method and also considers the potential conversion of convertible preferred stock. Diluted EPS for the three-month and six-month periods ended March 31, 2000 and 1999 includes 336,211 and 282,467, respectively, weighted-average shares assumed issued for options and warrants, and the conversion of preferred stock has not been assumed due to an antidilutive impact. Diluted EPS for the three-month and six-month periods ended March 31, 1999, does not include the assumed conversion of option, warrants and preferred stock due to an antidilutive impact.

NOTE 9.  AGREEMENT WITH POTENTIAL ACQUIROR AND SPECIAL SHAREHOLDER MEETING

     On December 31, 1999, we entered into an Agreement of Merger with Cenex Harvest States Cooperatives (Cenex), who owns 92,500 shares of our common stock and 2,500 shares of our preferred stock, convertible into 1,515,150 shares of common stock, and SF Acquisition Corp.(SF), a wholly-owned subsidiary of Cenex. Completion of the merger is subject to shareholder approval. Pursuant to the Agreement, SF will merge with Sparta, Sparta will be the surviving company, and each issued and outstanding share of our common stock will be converted into the right to receive $1.41 in cash, without interest. A special shareholder meeting to consider and vote upon the proposed merger with Cenex is scheduled for 9:30 a.m. on June 1, 2000 at the offices of Fredrikson & Byron, P.A.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

Overview

     La Canasta of Minnesota, Inc. ("La Canasta"), the predecessor of Sparta Foods, Inc., operates as our wholly-owned subsidiary. La Canasta began producing limited volumes of hand stretched tortillas, corn tortillas and corn tortilla chips shortly following its organization in 1981, primarily for sale to restaurants. We were organized under the laws of the State of Minnesota in 1988, originally under the name of "Sparta Corp." for the purposes of raising capital for the acquisition of, or investment in, a business. In January 1991, we acquired all of the outstanding capital stock of La Canasta. Since 1991, we have completed acquisitions and secured new broker and distributor relationships which has expanded our trademark retail brands to include Cruz, Chapala, Mexitos and La Campana Paradiso, our retail distribution network to include Crystal Farms Refrigerated Distribution Company and Marigold Foods, Inc. and our food service customers to include McDonald's, Perkins and Carlos O'Kelly restaurants. In October 1999, we acquired Food Products Corporation, located in Phoenix Arizona, a manufacturer and distributor of tortillas and tortilla chips in the southwestern United States. The acquisition expanded our retail brands to include Arizona Brand, Spanish Bell and La La's.

Results of Operations

     Our retail net sales of $4,429,216 increased $3,272,422, 282.9%, our food service net sales of $2,590,369 increased $316,297, 13.9%, and our overall net sales of $7,019,585 increased $3,588,719, 104.6%, for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. Our retail net sales of $8,570,015 increased $6,140,896, 252.8%, our food service net sales of $4,995,306 increased $318,535, 6.8%, and our overall net sales of $13,565,321 increased $6,459,431, 90.9%, for the six months ended March 31, 2000, as compared to the six months ended March 31, 1999. Our increases in retail net sales and primarily in our overall net sales are due to the acquisition, in October of 1999, of Food Products Corporation. Retail net sales from our new facility in Arizona totaled $2,867,375 or 79.9% of our overall increase in net sales for the three months ended March 31, 2000 and $5,570,171 or 86.2% of our overall increase in net sales for the six months ended March 31, 2000. Our increases in food service net sales are caused primarily by a growth in sales to established customers.

     Gross profit, as a percentage of net sales, for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, was 36.8% compared to 32.2% (increasing 4.6%) for retail sales, 32.6% compared to 22.6% (increasing 10.0%) for food service sales, and 35.2% compared to 25.8% (increasing 9.4%) for total sales. Gross profit, as a percentage of net sales, for the six months ended March 31, 2000 compared to the six months ended March 31, 1999, was 36.0% compared to 34.0% (increasing 2.0%) for retail sales, 33.0% compared to 24.4% (increasing 8.6%) for food service sales, and 34.9% compared to 27.7% (increasing 7.2%) for total sales. These increases in gross margin percentage are primarily due to the significant increase in retail sales as a percentage of total sales, because our retail sales gross margin percentage is greater than our food service sales gross margin percentage. In addition, our gross margin percentage on food service sales has increased due to more favorable manufacturing efficiencies and raw material pricing.

     Selling, general and administrative expenses of 29.2% of net sales for the three months ended March 31, 2000 decreased by 2.7% compared to 31.9% of net sales for the three months ended March 31, 1999. Selling, general and administrative expenses of 29.1% of net sales for the six months ended March 31, 2000 decreased by 1.0% compared to 30.1% of net sales for the six months ended March 31, 1999. These percentage decreases are caused primarily by higher sales volume covering certain fixed administrative costs. The costs incurred related to our potential merger with Cenex Harvest States of $83,103 for the six months ended March 31, 2000 are primarily legal and accounting fees.

     Interest expense of $187,683 increased $139,240 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Interest expense of $366,724 increased $267,683 for the six months ended March 31, 2000 compared to the six months ended March 31, 1999. These increases are due to additional borrowings related to our acquisition of Food Products Corporation in October 1999.

     For the reasons discussed above, net income for the three months ended March 31, 2000 was $115,308 compared to a net loss of $216,727 for the same period in 1999. The net income for the six months ended March 31, 2000 was $200,232 compared to a net loss of $204,923 for the same period in 1999.

Liquidity and Capital Resources

     We financed our current activities primarily through cash generated from operations and increased short-term and long-term borrowings.

     Cash provided by operating activities during the six months ended March 31, 2000 was $1,231,633 consisting of net income of $200,232, depreciation and amortization of $844,743, deferred taxes of $117,000, and an increase in accounts payable and accrued expenses of $427,219 offset by an increase in current assets of $357,561. Cash used in investing activities was $6,411,101 consisting principally of the acquisition of Food Products Corporation for $6,000,000, an increase in litigation claim receivable of $222,521, and the purchase of equipment for $195,571. Cash provided by financing activities was $2,497,909 consisting principally of a net increase in borrowings on the bank line of credit of $1,495,000, a net increase in long-term borrowings of $953,066, and net proceeds from the issuance of common stock of $64,843.

     At March 31, 2000, we had cash and cash equivalents of $20,037, working capital of $(758,161), and availability under our bank line of credit of $855,000. We believe that our cash flow from operations and bank credit facilities will be sufficient to meet our operating requirements through fiscal 2000.

     In December 1999, we filed legal action against a customer, Rupari Food Services, Inc., seeking damages which include payment for certain incurred costs totaling $1,013,057 at March 31, 2000 (classified as Litigation Claim Receivable on our balance sheet). We believe, the outcome of this legal action will result in full payment for these costs. However, if we are not successful, the result of this legal action would have a material negative impact on our future results of operations and capital resources.

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

     On December 31, 1999, we entered into a merger agreement with Cenex Harvest States. In connection with the merger, each issued and outstanding share or our common stock will be converted into the right to receive a $1.41 in cash. If the merger is completed, Cenex will own 100% of our outstanding shares of common stock, and Cenex will merge Sparta with its wholly owned subsidiary and we will be the surviving company. Upon completion of the merger you will no longer be entitled to participate in the business of Sparta as a shareholder or to vote on corporate matters of Sparta. All our common and preferred stock will be owned by Cenex and it will have 100 % interest in our net book value and earnings. Sparta will therefore become a private company, and public trading of our common stock will cease. As a result, our shares will no longer be traded on the Nasdaq Small Cap Market and we will cease filing periodic and annual reports under the Securities Exchange Act of 1934. You will incur a taxable gain for federal income tax purposes as a result of the receipt of cash in exchange for common stock if the basis in the shares of common stock you own is less than $1.41.

     After the merger, we anticipate that Cenex will continue its review of Sparta and its assets, business, operations, properties, policies, corporate structure and management and consider whether any changes would be desirable in light of the circumstances then existing. Upon completion of the merger, the directors of Cenex's wholly-owned subsidiary will be the initial directors of Sparta and the officers of Sparta, with the exception of Mr. Ayers, will remain Sparta's officers.

     We anticipate that Cenex will continue to operate Sparta's business as a manufacturer and distributor of tortillas and value-added tortilla products to retail and foodservice industries. We understand that Cenex plans to grow the business internally and through acquisition.

     As owner of 100% of Sparta's common stock following the merger, Cenex will be able to enjoy the benefits of Sparta's cash flow and earnings, if any, and will be able to exercise full voting control over Sparta. Sparta's current shareholders will no longer have the opportunity to continue their interest in an ongoing company with potential for future growth or any benefits discussed above. Any and all appreciation in value of Sparta will accrue solely to the benefit of Cenex.

     As mentioned in Note 3 and Management's Discussion and Analysis or Plan of Operation, we believe the ultimate outcome of the legal action against Rupari Food Service, Inc. will result, at a minimum, in our recovery of our stated "Litigation Claim Receivable" (see the Consolidated Balance Sheet). However, the outcome of this litigation is subject to numerous risks and uncertainties which may result in an unfavorable outcome. The foregoing statements contained in this Outlook section of Management's Discussion and Analysis or Plan of Operation and those relating to our operating requirements and the sufficiency of our cash flow from operations and our bank line-of-credit to meet our operating requirements through fiscal 2000 contained in the Management's Discussion and Analysis or Plan of Operation are forward looking statements that involve a number of risks and uncertainties. Some additional factors that could cause actual results to differ materially include but are not limited to (i) the seasonality of our sales and raw materials cost fluctuations, which are discussed above; (ii) a decline in the national sales growth of tortillas; (iii) a loss of any significant customers and distributors; (iv) the failure of our sales force to achieve its sales targets; (v) our inability to grow our tortilla business due to competitive forces; (vi) the failure to complete the proposed merger with Cenex due to not obtaining a majority vote of our shareholders; (vii) an unfavorable outcome of the legal action against a former major customer; and the following:

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

    11       Computation of Earnings (Loss) Per Common Share.

    27       Financial Data Schedule (filed only in electronic format):

(b)      Reports on Form 8-K:

     A report on Form 8-K was not filed during the quarter ended March 31, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          SPARTA FOODS, INC.
                                          (Registrant)


Dated:      May 12, 2000             By: /s/ Joel P. Bachul
                                           Joel P. Bachul,
                                           President and Chief Executive Officer


Dated:      May 12, 2000             By: /s/ A. Merrill Ayers
                                           A. Merrill Ayers
                                           Treasurer, Secretary and
                                             Chief Financial Officer